Form 10-K
period 2022-12-31
Ladder Capital Corp
filed 2023-02-13
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number:
001-36299

Ladder Capital Corp
(Exact name of registrant as specified in its charter)

Delaware			80-0925494
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

320 Park Avenue,	New York,	NY	10022
(Address of principal executive offices)			(Zip Code)
(212) 715-3170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.001 par value	LADR	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,191,382,492 as of June 30, 2022, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $10.54 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2023
Class A common stock, $0.001 par value	126,502,049
Class B common stock, $0.001 par value	—

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.
1

LADDER CAPITAL CORP

FORM 10-K
December 31, 2022

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
•the impact of the COVID-19 pandemic, labor shortages, supply chain imbalances, continuing military actions between Russia and Ukraine, inflation, and the potential for a global economic recession;
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
•changes in interest rates and the market value of our assets and the related impacts to our borrowers;
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

Part I

Item 1. Business

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.7 billion of commercial real estate loans from our inception in October 2008 through December 31, 2022. During this timeframe, we also acquired $13.0 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.0 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2022, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2022, we had $6.0 billion in total assets and $1.5 billion of total equity. Our assets primarily included $3.9 billion of loans, $0.6 billion of securities, $0.7 billion of real estate, and $0.6 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market CLO debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2022, our management team and directors held interests in our Company comprising over 10% of our total equity. On average, our management team members have over 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder. As of December 31, 2022, we employed 63 full-time industry professionals.

We continue to actively manage the liquidity and operations of the Company in light of market conditions, including rising interest rates and potential recessionary conditions, and the lingering impact of the COVID-19 pandemic in the United States. The Company has disclosed the impact of current market conditions on our business throughout this Annual Report.

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

	December 31, 2022		December 31, 2021
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,819,860	64.1%	$3,454,654	59.0%
Other commercial real estate-related loans	65,886	1.1%	99,083	1.7%
Allowance for credit losses	(20,755)	(0.3)%	(31,752)	(0.5)%
Total balance sheet loans	3,864,991	64.9%	3,521,985	60.2%
Conduit first mortgage loans	27,391	0.5%	—	—%
Total loans	3,892,382	65.4%	3,521,985	60.2%
Real Estate
Real estate and related lease intangibles, net	700,136	11.8%	865,694	14.8%
Real estate held for sale	—	—%	25,179	0.4%
Total real estate	700,136	11.8%	890,873	15.2%
Securities
CMBS investments	551,776	9.3%	702,178	12.0%
U.S. Treasury securities	35,328	0.6%	—	—%
U.S. Agency securities investments	316	—%	1,122	—%
Equity securities	118	—%	—	—%
Allowance for credit losses	(20)	—%	(20)	—%
Total securities	587,518	9.9%	703,280	12.0%
Other Investments
Investments in and advances to unconsolidated ventures	6,219	0.1%	23,154	0.4%
Total other investments	6,219	0.1%	23,154	0.4%
Total investments	5,186,255	87.1%	5,139,292	87.8%
Cash, cash equivalents and restricted cash	659,602	11.1%	621,546	10.7%
Other assets	105,316	1.8%	90,414	1.5%
Total assets	$5,951,173	100%	$5,851,252	100%

Loans

Balance Sheet First Mortgage Loans.  We originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are typically undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have SOFR-based or LIBOR-based floating rates and terms (including extension options) ranging from one to five years. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Balance sheet first mortgage loans in excess of $50.0 million also require the approval of our board of directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2022, we held a portfolio of 140 balance sheet first mortgage loans with an aggregate book value of $3.8 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.0% at December 31, 2022.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2022, we held a portfolio of 14 other commercial real estate-related loans with an aggregate book value of $65.9 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 68.1% at December 31, 2022.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $27.4 million at December 31, 2022.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of December 31, 2022, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 58.9% at December 31, 2022.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of December 31, 2022, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of December 31, 2022, we owned 156 single tenant net leased properties with an aggregate book value of $497.8 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2022, our net leased properties comprised a total of 3.8 million square feet, 100% leased with an average age since construction of 17.7 years and a weighted average remaining lease term of 9.5 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the year ended December 31, 2022, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of December 31, 2022, we owned 48 diversified commercial real estate properties throughout the U.S with an aggregate book value of $202.3 million. During the year ended December 31, 2022, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of December 31, 2022 ($ in millions):

We continue to actively monitor our commercial real estate properties in light of the current market conditions, including consideration of any long-term impacts on the buildings, tenants, business plans and the ability to execute those business plans.

Securities

We invest primarily in CMBS, including CLOs, secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of these securities, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency securities in any single class of any single issuance in excess of the lesser of (x) $21.0 million and (y) 10% of the total net asset value of the respective Ladder subsidiary or other entity for which Ladder has authority to make investment decisions.

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses in the event of adverse market conditions.

As of December 31, 2022, the estimated fair value of our portfolio of CMBS investments totaled $551.8 million in 81 CUSIPs ($6.8 million average investment per CUSIP). Included in the $551.8 million of CMBS securities are $9.4 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of December 31, 2022:

In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2022, our CMBS investments had a weighted average duration of 1.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2022, by property count and market value, respectively, 63.3% and 68.4% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.9% and 20.2%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.8% by property count and 0.2% to 8.6% by market value.

Other Investments

Unconsolidated Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2022, Grace Lake LLC owned an office building campus with a carrying value of $50.7 million, which is net of accumulated depreciation of $46.1 million, that is financed by $55.9 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of December 31, 2022, the book value of our investment in Grace Lake LLC was $6.2 million.

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

Asset Management

Our in-house asset management team pro-actively manages the Company’s loan and real estate portfolios, demonstrating our Company-wide focus and emphasis on principal preservation and maximizing asset performance. The asset management team, together with our underwriting and transaction management teams, monitors the credit performance of our investment portfolio in concert with our third-party servicers and property managers, working closely with borrowers and/or joint-venture partners to manage all of our positions and monitor financial performance of our collateral assets, including execution of business plans and daily activities within our real estate portfolio. We focus on asset-specific issues and market surveillance, active enforcement of loan and security rights, and regular review of potential disposition strategies. Ladder performs detailed asset reviews, endeavors to perform periodic site inspections on every investment and provides comprehensive internal asset-level performance reporting. As applicable, we evaluate loan modifications, debt and/or equity recapitalizations and other changes or variations to a borrower’s or venture partner’s business plan or budget and recommend a course of action to the Investment Committee.

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

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage. Refer to our discussion below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 Debt Obligations, Net in our consolidated financial statements included elsewhere in this Annual Report for more information about our financing arrangements.

Unsecured Corporate Bonds

As of December 31, 2022, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.9 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of December 31, 2022.

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

As of December 31, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $5.9 million were included in CLO debt as of December 31, 2022. The CLOs are considered variable interest entities (“VIEs”) of which the Company is the primary beneficiary and, therefore, consolidated the VIEs - See Note 10, Consolidated Variable Interest Entities.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. As of December 31, 2022, the Company had $616.9 million of borrowings outstanding, with an additional $0.7 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2022, the Company had $8.6 million borrowings outstanding, with an additional $91.4 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2022, we executed one long term debt agreement to finance real estate. Our mortgage loan financings have primarily fixed rates ranging from 4.25% to 8.03%, mature between 2023-2031 and total $498.0 million as of December 31, 2022. These long-term non-recourse mortgages include net unamortized premiums of $2.4 million at December 31, 2022, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.7 million of premium amortization, which decreased interest expense, for the year ended December 31, 2022. The loans are collateralized by real estate and related lease intangibles, net, of $559.9 million as of December 31, 2022.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of July 2027. The interest rate on Eurodollar advances is the sum of one-month Term SOFR plus a fixed margin of 2.50%, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of December 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We became a member of the FHLB in 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. As of December 31, 2022, Tuebor had $213.0 million of borrowings outstanding from the FHLB, with terms of 0.6 years to 1.8 years, interest rates of 2.74% to 4.70%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of December 31, 2022, collateral for the borrowings was comprised of $248.8 million of CMBS and U.S. Agency securities.

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

We are in compliance with all covenants as described in this Annual Report as of December 31, 2022.

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2022, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2022, we employed 63 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Human Capital Management and Corporate Culture

Ladder is a dynamic company that is distinguished by the talent and dedication of our team and is committed to building and developing a diverse, interconnected and engaged workforce who work collaboratively to advance the Company’s goals. Our tone at the top promotes a culture of transparency, accountability, and ethical behavior. As a firm with just 63 employees as of December 31, 2022, Ladder’s flat management structure and open-door policy provide all employees with daily access to our senior management. The board maintains oversight of human capital management and corporate culture and gains insight at regular board and committee meetings about specific Company human resources initiatives, including talent engagement, attraction, and retention.

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

Health, Safety and Wellness

The Company offers comprehensive healthcare benefits, paid time off, and a business continuity plan that places our employees’ health and safety at its core. Our benefits program provides mental health, fertility services, family leave and more. We also support our employees’ wellness and aim to create an environment that provides for work-life balance, including opportunities for a hybrid work schedule.

Our Corporate Information

Our principal executive offices are located at 320 Park Avenue, 15th Floor, New York, New York 10022, and our telephone number is (212) 715-3170. We maintain a website on the Internet at http://www.laddercapital.com. The information contained in our website is not incorporated by reference into this Annual Report. We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to the SEC, in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Market Risks Related to Our Investments
•We have a concentration of investments in the real estate sector, which may increase our exposure to the risks of certain economic downturns, and the value of which may be affected by many factors beyond our control, including prevailing interest rates, prepayment rates on mortgage loans, increased competition, shifts in consumer patterns and advances in communication and information technology, civil unrest, acts of war and terrorism and outbreaks of communicable diseases, severe weather patterns and climate change.

Risks Related to Our Portfolio
•The repayment of mortgage loans may be limited by the application of federal, state and local law, including bankruptcy provisions, the non-recourse and potentially illiquid nature of mortgage loans, our ability to evaluate the credit-worthiness of borrowers and to diligence the underlying property, including environmental issues and the property’s ability to generate sufficient cash flow, the sufficiency of appropriate reserves, subordination, the lack of full control due to a participation or co-lender arrangement, and proper insurance coverage.
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

•The market value of our investments in CMBS and collateralized loan obligation transactions, or CLOs, may fluctuate as a result of various market risks that are out of our control.
•Any investments in real-estate related equity or debt securities, including, but not limited to, those issued by REITs and real estate companies, are subject to the specific risks relating to the particular companies and to the general risks of investing in real estate-related securities.
•Any credit ratings assigned to our investments could be downgraded and we could incur losses from investments in non-conforming and non-investment grade-rated loans or securities, which could have a material impact on our financial condition, liquidity and results of operations.
•The expense of operating and owning real property, including net leased real estate investments, may impact our cash flow from operations and our investments in net leased properties and in ventures could be adversely affected by our reliance on the net leased tenants and our venture partners, respectively.

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
•We may seek to finance certain of our shorter-term loans via CLOs and such transactions involve significant risks, including that the sponsor of such transactions will receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
•We cannot predict the effects of the transition away from LIBOR on Ladder’s assets and liabilities.

Risks Related to Regulatory and Compliance Matters
•Actual or perceived environmental, social and governance matters may cause us to incur additional costs or reputational harm, or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations.
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

The COVID-19 pandemic and the various responses to it have created significant volatility, uncertainty and economic disruption. The ultimate impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict.

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
•changes in interest rates, inflation, credit spreads, prepayment rates and in the availability, costs and terms of financing;
•changes in rates of default or recovery rates;
•changes in generally accepted accounting principles;
•changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;
•downturns in the markets for mortgage-backed securities and other asset-backed and structured products, and commercial real estate;
•civil unrest, terrorism, acts of war, outbreaks of communicable diseases, nuclear or radiological disasters and natural disasters, including earthquakes, hurricanes, tornadoes, tsunamis, floods, and other extreme weather and permanent climate changes, which may result in uninsured and underinsured losses; and
•in addition to the physical risks of climate change, transition risks such as changes in consumer preferences or additional legislative or regulatory requirements, including those associated with the transition to a low-carbon economy.

Shifts in consumer patterns and advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of our debt and equity investments.

In recent periods and accelerated by the COVID-19 pandemic, sales by online retailers such as Amazon have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their businesses. Some of our debt and equity investments involve exposure to the ongoing operations of brick-and-mortar retailers. Although many of the retailers operating in the properties underlying our debt and/or equity investments include pharmacies and/or sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick-and-mortar sales generated by certain of tenants at these properties and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future.

Technology has also impacted the use of office space and the adaption of such technology has also been accelerated by the structural changes as a result of the COVID-19 pandemic. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and, prior to the pandemic, renting shared workspaces through platforms such as WeWork. These trends have led to more efficient workspace layouts and a decrease in square feet leased per employee. The continuing impact of technology could result in tenants utilizing less office space, or in tenants seeking office space outside of the typical central business district (“CBD”). These trends could continue to cause an increase in vacancy rates and a decrease in demand for new supply and could impact the value of our debt and equity investments.

Technology platforms such as AirBnB and VRBO have provided leisure and business travelers with lodging options outside of the hotel industry. These services effectively have increased the supply of rooms available in many major markets. This additional supply could impact the occupancy rates and pricing at more traditional hotels.

As a result of the foregoing, the value of our debt and equity investments, and results of operations could be adversely affected.

Our earnings may decrease because of changes in prevailing interest rates or associated borrowing costs.

Our primary interest rate exposures relate to the yield on our assets and the financing cost of our debt, as well as the interest rate swaps that we utilize for hedging purposes. Interest rates are highly sensitive to many factors beyond our control, including but not limited to, governmental monetary and tax policies, and domestic and international economic and political considerations. The U.S. Federal Reserve has raised its benchmark interest rates at the fastest paces since the 1980s. Interest rate fluctuations present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve and fluctuating prepayment rates, and such fluctuations may adversely affect our income and may generate losses.

Demand for mortgages has been negatively impacted by rising interest rates and increases in the level of interest rates may: (i) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity and (ii) negatively impact the value of the real estate supporting our investments (or that we own directly) through the impact such increases can have on property valuation capitalization rates.

For the risks regarding the transition away from LIBOR on our assets and liabilities, refer to “Risks Related to Our Indebtedness—We cannot predict the effect of the transition away from LIBOR on Ladder’s assets and liabilities,” below.

Prepayment rates on mortgage loans cannot be predicted with certainty and prepayments may result in losses to the value of our assets.

The frequency at which prepayments (including voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on our investments can adversely impact our business, and prepayment rates cannot be predicted with certainty, making it impossible to completely insulate us from prepayment or other such risks. Any adverse effects of prepayments may impact our portfolio in those particular investments, which may experience outright losses in an environment of faster actual or anticipated prepayments, may underperform relative to hedges that the management team may have constructed for such investments (resulting in a loss to our overall portfolio). Additionally, in the event of declining interest rates, borrowers are more likely to prepay, thereby exposing us to the risk that the prepayment proceeds may be reinvested only at a lower interest rate than that borne by the prepaid obligation.

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
•other governmental rules and policies including those associated with a transition to a low-carbon economy;
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

Consumer demand, combined with tight labor markets and supply chain imbalances have created inflationary pressure on the U.S. economy. Ladder’s ownership of commercial real estate can act as effective hedge against inflation, since in an inflationary environment, increases in the cost of construction and higher mortgage rates are likely to make new supply more expensive, leading to a limited supply of buildings, which in turn increases both rental rates and property values. Certain assets with longer duration leases, such as our net leased properties, often include contractual rent escalators to mitigate inflationary risks. Further, the Federal Reserve has raised, and may continue to raise, interest rates in an effort to combat inflation, and so the interest payable on our existing fixed rate debt on our real estate portfolio and corporate bonds becomes relatively cheaper, and the rates on our floating rate loans and financing adjust accordingly.

On the other hand, increased costs, such as increased energy costs and wages, could stress property performance and thus mortgage loan performance. In addition, investments with long-term leases that have flat rental rates or longer-term loans, such as existing conduit loans, with a fixed coupon may decrease in relative value. Ladder uses interest rate hedges to mitigate the effect of inflation on its fixed rate loans and securities.

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

We have historically expected to distribute certain of the first mortgage loans that we originate through securitizations and, in many circumstances, upon completion of a securitization, we will recognize certain non-interest revenues which will be included in total other income (loss) on our consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, pricing, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. Although due to changes resulting from the risk retention rules required by the Dodd-Frank Act described elsewhere in this Annual Report, Ladder may potentially be required to defer income over the life of the securitization, thereby reducing such volatility in earnings, as a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

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

The commercial real estate lending business depends on the creditworthiness of borrowers and, to some extent, the sponsors thereof, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide range of information. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, we may misinterpret or incorrectly analyze this information, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.

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

The owners of, borrowers on, and tenants occupying, the properties which secure our investments may seek the protection afforded by bankruptcy, insolvency and other debtor and tenant relief laws, which may create potential for risk of loss to us.

Although commercial real estate lenders typically seek to reduce the risk of borrower bankruptcy through such items as non-recourse carveouts for bankruptcy and special purpose entity/separateness covenants and/or non-consolidation opinions for borrowing entities, the owners of, borrowers on, and tenants occupying, the properties which secure our investments may still seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. One of the protections offered in such proceedings to each of these parties is a stay of legal proceedings, and a stay of enforcement proceedings against collateral for such loans or underlying such securities (including the properties and cash collateral). A stay of foreclosure proceedings could adversely affect our ability to realize on our loan collateral and could adversely affect the value of those assets. Other protections in such proceedings to borrowers, owners and tenants include the restructuring or forgiveness of debt, the ability to create super priority liens in favor of certain creditors of the debtor, the potential loss of cash collateral held by the lender if the lender is over-collateralized, and certain well defined claims procedures. Additionally, the numerous risks inherent in the bankruptcy process create a potential risk of loss of our entire investment in any particular investment.

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

We continue to record asset-specific reserves consistent with our existing accounting policy. Our provision for asset-specific reserves is evaluated on a quarterly basis. The determination of our provision for asset-specific reserves requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including: (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and (iii) the property’s liquidation value, all of which remain uncertain and are subjective. In addition, we record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“CECL Reserve”). The CECL Standard may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

When we participate in a public securitization, certain Risk Retention Rules apply. The Risk Retention Rules generally require that either: (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued, (ii) the sponsor or certain Third Party Purchasers retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for Third Party Purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of one or more subordinate tranches or (iii) a combination of (i) and (ii). The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators and/or, upon satisfaction of certain requirements, a Third-Party Purchaser. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred or financed. Therefore, such risk retention interests will be generally illiquid and may not be easily financed. As a result of the Risk Retention Rules, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the Risk Retention Rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans.

In addition, for public securitizations, there are requirements that the CEO of an issuer file with the SEC an individual certificate attesting to certain matters. The requirement that the CEO of an issuer of public securities file an individual certificate with the SEC may introduce additional potential liabilities whether we serve as issuer in a securitization or solely as a loan seller or loan originator. The CEO certification includes statements as to the absence of any untrue or omitted material information relating to the mortgage loans and the ability of the mortgage loans to support the payments required to be made under the bonds issued in connection with the securitization in accordance with their terms. The full extent of liability that the CEO may have to the SEC and/or investors on account of the certified statements is difficult to determine at this time. If we serve as issuer in a securitization, we would likely be obligated to indemnify the CEO of our issuer entity against any liabilities that such individual may incur in connection with such certification. In addition, in securitization transactions in which we serve as only loan seller or an originator that sells loans to a loan seller (and not as an issuer), we would likely be obligated to provide a back-up officer’s certificate from a senior officer as to our mortgage loans as support for the issuer’s CEO certification, and similarly be obligated to indemnify that senior officer against any liabilities that individual may incur in connection with his/her back-up officer’s certification.

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

A substantial portion of our real estate investments we own are subject to net leases. A net lease requires the tenant to pay, in addition to the fixed rent, some or all of the property expenses that normally would be paid by the property owner. These properties subject to net leases will generally be occupied by a single tenant and, therefore, the success of these investments will be materially dependent on the financial stability of each such tenant and the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. A default of any such tenant on its lease payments would cause a loss the revenue from the property and force the owner, whether it be us or the borrower, to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, the owner may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment and re-letting the property. If a lease is terminated, the owner may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

Under many net leases the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we, as the owner, or the borrower, were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested in, and anticipated profits from, the property. In addition, we, as the owner, or the borrower, may find it difficult to lease certain property to new tenants if that property had been suited to the particular needs of a former tenant.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

The expense of operating and owning real property may impact our cash flow from operations.

We have in the past, and may in the future, purchase or acquire via foreclosure real property. Costs associated with real estate, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease or other circumstances cause a reduction in income from the property. Cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent out properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or redevelop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and principal and interest on debt associated with such properties until they are fully leased.

Current and future venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition and liquidity and disputes between us and our venture partners.

We have made, and may in the future make, investments through ventures. Such venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

•we may not have exclusive control over the investment or the venture, which may prevent us from taking actions that are in our best interest;
•venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•any future venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•we may not be in a position to exercise sole decision-making authority regarding the investment or venture, which could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

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
•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the venture’s liabilities;
•our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to continue to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our future venture investments.
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

The market value of our CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control and could influence our ability to obtain short-term financing on the CMBS. The CMBS in which we may invest may have no, or only a limited, trading market. In addition, we may invest in CMBS investments that are not rated by any credit rating agency, and such investments may be less liquid than CMBS that are rated, and we may sponsor or purchase junior tranches of CMBS issuances or of a mortgage loan, either of which would experience the first loss in the event of a borrower default. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity which may reoccur or continue and reduce the market value of CMBS. Some or all of the CMBS that we hold may be subject to restrictions on transfer and may be considered illiquid.

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

Any investments in real-estate related equity or debt securities, including, but not limited to, those issued by REITs and real estate companies, are subject to the specific risks relating to the particular companies and to the general risks of investing in real estate-related securities, which may result in significant losses.

Subject to certain limits, we may make investments in real estate-related equity or debt securities, including, but not limited to, those issued by REITs and real estate companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, financial obligations, business and prospects.

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

Incurring debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal, and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in: (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;
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
Our Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2022, we had $2.6 billion of secured consolidated indebtedness outstanding. While the indentures governing our Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Notes or similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.
Our Notes are also effectively subordinated to all liabilities, whether secured or unsecured. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Notes or similar debt securities that we may issue in the future), will be subject to the prior claims of such subsidiary’s creditors, including trade creditors and preferred equity holders. As of December 31, 2022, our subsidiaries had approximately $4.2 billion of indebtedness and other liabilities outstanding and no preferred equity.
The indentures governing our Notes contain restrictive covenants that may limit our ability to expand or fully pursue our business strategies.
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

We have financed, and may in the future seek to, finance certain of our shorter-term loans via CLOs, and such transactions involve significant risks, including that the sponsor of such transactions will receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

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

In addition, CLOs may not be actively traded, are relatively illiquid investments, and volatility in CLO trading market may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on underlying loan and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.

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

On July 29, 2021, the Alternative Reference Rates Committee formally announced and recommended Term SOFR (Secured Overnight Financing Rate) as an alternative reference rate to LIBOR. The most commonly used tenors of U.S. dollar LIBOR (overnight and one, three, six and 12 months) will either cease to be published by any benchmark administrator or no longer be representative immediately after June 30, 2023. We have both assets and liabilities that are affected by this transition.

As of December 31, 2022, our loan portfolio included $3.4 billion of floating rate loans, 68% or $2.3 billion of which have interest rates tied to LIBOR and 32% or $1.1 billion of which have interest rates tied to Term SOFR. Since early 2022, we have originated new floating rate loans with interest rates tied to Term SOFR. We have implemented fallback language for our LIBOR-based mortgage loans including, in most cases, adjustments as applicable to maintain the anticipated economic terms of the existing contracts. We expect to complete the process of converting our LIBOR-based loans to Term SOFR during the second quarter of 2023 in advance of the June 30, 2023 phase-out date for LIBOR.

As of December 31, 2022, our securities portfolio included $513.0 million of floating rate securities, 84% or $430.1 million of which have interest rates tied to LIBOR and 16% or $82.9 million of which have interest rates tied to Term SOFR. The indentures governing these securities generally provide the issuers or trustees some discretion as to the selection of a replacement benchmark and timing of the benchmark transition. We also use derivative instruments that reference LIBOR.

As of December 31, 2022, we had $2.2 billion of floating rate indebtedness, 59% or $1.3 billion of which have interest rates tied to LIBOR and 41% or $0.9 billion of which have interest rates tied to Term SOFR. Our remaining LIBOR-based indebtedness consists of (i) bilateral repurchase facilities which have previously implemented LIBOR fallback language, (ii) FHLB debt, for which the replacement index and timing of transition will be determined in the sole discretion of the lender, and (iii) CLO debt which will transition to a new benchmark index pursuant to the terms of its indentures. We expect all of our indebtedness to transition to a new benchmark index prior to the June 30, 2023 phase-out date for LIBOR.

While our loan documents generally allow us, and our debt arrangements generally allow our lenders, to substitute a new index if the current index is no longer available and there has been considerable guidance on the recommended timing and form of the transition away from LIBOR from regulators, agencies and industry working groups, there are additional risks from uncertainty as to such transition, including:

•the performance of LIBOR during any phase-out period;
•the nature of, and methodology for administering, any replacement reference rate;
•whether we will be able to modify all existing documentation before the discontinuation of LIBOR;
•whether the documentation for our products will allow those products to qualify for the legal protection against litigation and statutory solutions contained in certain legislation related to the LIBOR transition;
•the potential need to amend existing documentation and modify systems, controls, procedures and models;
•whether our lenders may instead choose alternative replacement reference rates that may differ from LIBOR in ways similar to Term SOFR or in other ways; and
•other unforeseen impacts of the transition away from LIBOR.

Additionally, there can be no guarantee that existing or new provisions for alternative reference rates in our products will include adequate methodologies for adjustments or that the alternative reference rates will be similar to or produce the economic equivalent of, or be more or less favorable than, LIBOR, particularly during times of economic stress. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs or reduce our interest income, which could impact our results of operations, cash flows and the market value and liquidity of our investments. There could be a mismatch between the timing of the transition from LIBOR to a replacement rate between our investments and our financing, or a mismatch between the replacement rate used by our investments and our financing. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to changes in interest rates using derivative instruments. Changes or uncertainty resulting from the transition from LIBOR to a replacement rate, including any market dislocations and disruptions as a result thereof, could adversely affect our business, reputation, increase the risk of litigation or other disputes, and increase transition-related expenses, among other adverse consequences.

While we continue to monitor developments regarding the transition away from LIBOR and are working with borrowers, lenders, advisors and working groups to minimize the impact of such transition on our results of operations, cash flows and the market value and liquidity of our investments, we can provide no assurances in connection with any such impact.

Risks Related to Regulatory and Compliance Matters

Actual or perceived environmental, social and governance matters may cause us to incur additional costs or reputational harm, or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations.

There has been increasing scrutiny on companies from investors, regulators and other stakeholders related to environmental, social and governance (“ESG”) matters.

A variety of organizations, such as ESG ratings agencies, have developed and publish, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare our ESG performance with that of others in our industry. We do not participate in all such systems and may not score as well in all of the available ratings systems, as the proliferation of third-party providers of ESG ratings and reports has resulted in varied standards. These ratings systems may, for example, not be correlated to each other, depend on estimates, and continue to evolve. Further, the extent to which such rating agencies accept company feedback and the timing for reflecting such feedback in their reports varies, and scores are often based on a relative ranking, which may cause our scores to deteriorate if peer rankings improve. Still, current shareholders and prospective investors may use these ratings, and/or their own internal ESG benchmarks, to determine whether, and to what extent, they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our board of directors accountable with respect to ESG matters.

Regardless of the industry, investors’ increased focus related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of a company’s ESG practices or ratings. If we do not adapt to or comply with ESG rating agency, investor or other stakeholder expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, we may suffer from reputational damage and our business, financial condition, and/or stock price could be materially and adversely affected. ESG rating agencies and our stakeholders may look to us to implement more or different ESG procedures, standards or goals in order to improve our ratings, continue engaging with us, remain invested in us, or before they make further investments in us. In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve. As a result, our selection of ESG disclosure frameworks and topics may change from time to time, may result in a lack of comparative data from period to period, or differ from the expectations of our shareholders and other stakeholders. To the extent investors focused on ESG ratings or matters are not satisfied with our ESG ratings or progress, we may not be able to raise sufficient capital, which may adversely affect our revenues. Relatedly, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, and can present numerous operational, reputational, financial, legal and other risks, any of which could have negative impact on our business, reputation and stock price. Additionally, adverse incidents with respect to ESG activities could impact our reputation or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors. Any new rules or regulations may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.

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

We maintain a captive insurance company, Tuebor, to provide coverage previously self-insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. The captive is regulated by the State of Michigan and is subject to regulations that cover all aspects of its business, including a requirement to maintain a certain minimum net capital. Violation of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The captive could also be found to be in violation of the insurance laws of states other than Michigan (i.e., states where insureds are located), in which case, fines and penalties could apply from those states. Under certain circumstances, regulatory actions (such as new rulemakings) impacting the captive could result in limitations on the ability of the captive to borrow from the FHLB and thereby impact the FHLB’s availability as a source of financing for our operations.

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

Tuebor’s outstanding advances from the FHLB as of December 31, 2022 were $213 million. FHLB advances amounted to 5.0% of the Company’s outstanding debt obligations as of December 31, 2022.

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

We expect that certain of our subsidiaries (including any series thereof) may rely on the exclusion from the definition of “investment company” under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, requires that an entity invest at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate-related assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face. We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from the definition of an “investment company” under the Investment Company Act that we and our subsidiaries (including any series thereof) are relying on. No assurance can be given that the SEC staff will concur with the classification of each of our subsidiaries’ assets. The SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from the definition of an “investment company” under the Investment Company Act. If we are required to re-classify our assets, certain of our subsidiaries (including any series thereof) may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act, and, in turn, we may not satisfy the requirements to avoid falling within the definition of an “investment company” provided by Section 3(a)(1)(C). To the extent that the SEC staff publishes new or different guidance or disagrees with our analysis with respect to any assets of our subsidiaries we have determined to be qualifying real estate assets or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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
With respect to uncleared swaps that could be needed to execute our hedging strategy, regulations that have been adopted in the U.S. (under the Dodd-Frank Act) impose mandatory margin requirements. Similar rules have been adopted in Europe and other jurisdictions where our dealer counterparties may be located. These rules impose obligations on many derivatives market participants to collect and post “variation margin” in connection with over-the-counter derivatives and, on a smaller group of market participants, to also collect and post “initial margin.” The overall impact on us depends on the impact on prices in the interdealer derivatives market (which may affect the pricing we can obtain from dealers) and whether one or both of these margin requirements apply to our derivatives counterparties when transacting with us. Margin rules began to go into effect in various jurisdictions (including the United States) in 2016-17 and continue to be adopted and implemented. Initial margin requirements have been phased in over several years and, in general, apply only if both counterparties have derivatives activities over regulatory thresholds. When they apply, the initial margin rules for uncleared derivatives are generally intended to impose higher margin requirements than those applicable for similar cleared derivatives. It is possible that we could be subject to a requirement to post significantly more initial margin on uncleared swaps if relevant initial margin requirements become applicable to us, which could significantly increase the costs of engaging in uncleared swaps as part of our heading strategies.
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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock after the offering; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity; a credit rating downgrade; and general market, economic and world health conditions. In addition,on July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021, authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The existence of this authorization and any repurchases pursuant thereto could affect our stock price and increase stock price volatility and could potentially reduce the market liquidity for our Class A common stock. Additionally, we are permitted to, and could, discontinue Class A common stock repurchases at any time and any such discontinuation could cause the market price of our Class A common stock to decline.

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

Among other things, our charter provides that, subject to the exceptions and the constructive ownership rules described therein, no person may own, or be deemed to own, in excess of (i) 9.8% in value of the outstanding shares of all classes or series of Ladder capital stock or (ii) 9.8% in value or number (whichever is more restrictive) of the outstanding shares of any class of Ladder common stock.

In addition, the charter prohibits: (i) any person from transferring shares of Ladder Capital stock if such transfer would result in shares of Ladder capital stock being beneficially owned by fewer than 100 persons, and (ii) any person from beneficially or constructively owning shares of Ladder capital stock if such ownership would result in Ladder failing to qualify as a REIT.

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

We operate and intend to continue operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2015. Although we have not requested and we do not intend to request a ruling from the IRS as to our REIT qualification, in connection with various corporate initiatives we have received opinions from Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinions of Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinions were expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP, and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which are not monitored by Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will accept that our interests in subsidiaries or in securities of other issuers have and will not cause a violation of the REIT requirements.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase CMBS at a discount, we are generally required to include the discount in taxable income prior to receiving the cash proceeds of the accrued discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT, or avoid corporate income tax and the non-deductible 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level and may limit the structures we utilize for our CMBS transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. We intend to structure our activities to avoid prohibited transaction characterization, but no assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Our taxable income is calculated differently than net income based on U.S. GAAP.

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage-related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 16 to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report.

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

Financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include but are not limited to: (i) assessing the adequacy of the allowance for credit losses; (ii) determining the fair value of investment securities; (iii) assessing other than temporary impairments on securities; (iv) allocation of purchase price for acquired or foreclosed real estate; (v) determining the fair value of collateral acquired through foreclosure; and (vi) assessing impairments on real estate held for use or held for sale. These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required.

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

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected, and our independent registered public accounting firm may be unable to attest to the accuracy of our financial statements.

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

We rely on the efficacy of our cybersecurity policies and processes in order to protect our data assets from cyberattacks and intrusions. The secure operation of our information technology (“IT”) networks and systems and the proper processing and maintenance of this information are critical to our business operations. The rise of high-profile security breaches by hackers, foreign governments, and other malicious actors has resulted in an increased risk of a security breach or IT disruption. Simultaneously, the state, federal and international regulatory environment related to information security, data collection and use, and privacy has become increasingly rigorous, with new and constantly changing requirements potentially applicable to our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters office at 320 Park Avenue, 15th Floor, New York, New York, 10022. The Company also leases regional offices in Santa Monica, California and Miami, Florida. Refer to Schedule III included in Item 8 of this Annual Report on Form 10-K for a listing of investment properties owned as of December 31, 2022.

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

Holders

On January 27, 2023, the Company had 26 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on January 27, 2023 was $11.08. On January 27, 2023, the Company had no Class B common shareholders of record and no Class B common stock outstanding.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization voided the remaining unused buyback capacity per the August 4, 2021 authorization, and increased the remaining authorization at the time from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2022, the Company repurchased 783,599 shares of Class A common stock at an average of $10.11 per share for a total aggregate purchase price of $7.9 million. As of December 31, 2022, the Company has a remaining amount available for repurchase of $46.7 million, which represents 3.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.04 per share on such date.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the three months ended December 31, 2022 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2022 - October 31, 2022	—	$—	—	$47,376,723
November 1, 2022 - November 30, 2022	—	—	—	47,376,723
December 1, 2022 - December 31, 2022	62,300	10.27	62,300	46,737,061
Total	62,300	$10.27	62,300	$46,737,061

(1)         In July 2022, our board of directors renewed the Company’s ability to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.
(2)    Amount excludes commissions paid associated with share repurchases.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2022, relating to the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	623,788	$14.84	8,792,686
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	623,788	$14.84	8,792,686

Performance Graph

Our Class A common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our Class A common stock.

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period December 31, 2017 through December 31, 2022 to the Bloomberg REIT Mortgage Index and the Standard & Poor’s Index (“S&P 500 Index”). The closing price of the Company’s Class A common stock on December 31, 2017 (on which the graph is based) was $13.72. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Total Shareholder Returns
Based upon initial investment of $100 on December 31, 2017 (1)

200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
Dec. 2017
Mar. 2018
Jun. 2018
Sep. 2018
Dec. 2018
Mar. 2019
Jun. 2019
Sep. 2019
Dec. 2019
Mar. 2020
Jun. 2020
Sep. 2020
Dec. 2020
Mar. 2021
Jun. 2021
Sep. 2021
Dec. 2021
Mar. 2022
Jun. 2022
Sep. 2022
Dec. 2022
LADR
Bloomberg REIT Mortgage Index
S&P 500 Index

	Ladder Capital Corp	Bloomberg REIT Mortgage Index	S&P 500 Index
December 31, 2017	$100.00	$100.00	$100.00
December 31, 2018	$124.76	$97.37	$93.76
December 31, 2019	$153.60	$116.65	$120.84
December 31, 2020	$99.89	$93.95	$140.49
December 31, 2021	$121.97	$105.66	$178.27
December 31, 2022	$114.12	$88.66	$143.61

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

Results of Operations

A discussion regarding our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Year ended December 31, 2022 compared to the year ended December 31, 2021

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,
	2022	2021	Difference
Net interest income
Interest income	$293,520	$176,099	$117,421
Interest expense	195,602	182,949	12,653
Net interest income (expense)	97,918	(6,850)	104,768
Provision for (release of) loan loss reserves, net	3,711	(8,713)	12,424
Net interest income (expense) after provision for (release of) loan losses	94,207	1,863	92,344
Other income (loss)
Real estate operating income	108,269	101,564	6,705
Sale of loans, net	(2,511)	8,398	(10,909)
Realized gain (loss) on securities	(73)	1,594	(1,667)
Unrealized gain (loss) on equity securities	(41)	—	(41)
Unrealized gain (loss) on Agency interest-only securities	(45)	(91)	46
Realized gain (loss) on sale of real estate, net	115,998	55,766	60,232
Fee and other income	15,020	11,190	3,830
Net result from derivative transactions	12,360	1,749	10,611
Earnings (loss) from investment in unconsolidated ventures	1,410	1,579	(169)
Gain (loss) on extinguishment of debt	685	—	685
Total other income (loss)	251,072	181,749	69,323
Costs and expenses
Compensation and employee benefits	75,836	38,347	37,489
Operating expenses	20,716	17,672	3,044
Real estate operating expenses	38,605	26,161	12,444
Fee expense	7,235	5,810	1,425
Depreciation and amortization	32,673	37,801	(5,128)
Total costs and expenses	175,065	125,791	49,274
Income (loss) before taxes	170,214	57,821	112,393
Income tax expense (benefit)	4,909	928	3,981
Net income (loss)	$165,305	$56,893	$108,412

Investment Overview

Activity for the year ended December 31, 2022 included originating and funding $1.3 billion in principal value of commercial mortgage loans, which was offset by $0.9 billion of principal repayments and $29.2 million of proceeds of sales of loans. We acquired $96.2 million of new securities, which was offset by $184.8 million of amortization in the portfolio and $5.8 million of sales, which partially contributed to a net decrease in our securities portfolio of $115.8 million during the year ended December 31, 2022. We acquired $24.8 million in real estate and received proceeds from the sale of real estate of $310.5 million as a result of the sale of eight investments.

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

Net Interest Income

The $117.4 million increase in interest income was primarily attributable to increases in prevailing interest rate benchmarks on our floating rate balance sheet loan and securities portfolios and an increase in net originations from our balance sheet first mortgage loans. For the year ended December 31, 2022, the amortized cost of loan investments averaged $3.9 billion and the amortized cost of securities investments averaged $0.6 billion. For the year ended December 31, 2021, loan investments averaged $2.5 billion and securities investments averaged $0.8 billion. There was a $1.4 billion increase in average loan investments and a $(0.2) billion decrease in average securities investments.

The $12.7 million increase in interest expense is primarily related to higher outstanding balances on our loan and security repurchase facilities at higher prevailing rates, and higher interest expense on our Contributed July 2021 CLO Loans and Contributed December 2021 CLO Loans debt issuances at higher prevailing rates. These increases were partially offset by a reduction in interest expense as a result of paydowns of our Secured Financing Facility and corporate revolver as well as a reduction in expense as a result of redemptions to our Notes.

The increase in net interest income before provision for loan losses of $104.8 million as explained in the paragraphs above is also attributable to a higher percentage of our owned assets being variable rate as compared to certain financing sources such as our unsecured bonds and our mortgage loan financing being fixed rate.

As of December 31, 2022, the weighted average yield on our mortgage loan receivables was 8.8%, compared to 5.7% as of December 31, 2021 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of December 31, 2022, the weighted average interest rate on borrowings against our mortgage loan receivables was 4.8%, compared to 2.6% as of December 31, 2021. The increase in the rate on borrowings against our mortgage loan receivables from December 31, 2021 to December 31, 2022 was primarily due to the increase in prevailing interest rates. As of December 31, 2022, we had outstanding borrowings secured by our mortgage loan receivables equal to 43.0% of the carrying value of our mortgage loan receivables, compared to 39.0% as of December 31, 2021.

As of December 31, 2022, the weighted average yield on our securities was 5.2%, compared to 1.7% as of December 31, 2021. As of December 31, 2022, the weighted average interest rate on borrowings against our securities was 4.8%, compared to 0.9% as of December 31, 2021. The increase in the rate on borrowings against our securities from December 31, 2021 to December 31, 2022 was primarily due to higher prevailing market borrowing rates as of December 31, 2022 compared to December 31, 2021. As of December 31, 2022, we had outstanding borrowings secured by our securities equal to 75.6% of the carrying value of our real estate securities, compared to 74.4% as of December 31, 2021.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2022, the weighted average interest rate on mortgage borrowings against our real estate was 5.5%, compared to 4.9% as of December 31, 2021. As of December 31, 2022, we had outstanding borrowings secured by our real estate equal to 71.1% of the carrying value of our real estate, compared to 77.9% as of December 31, 2021.

Provision for (release of) Loan Loss Reserves

The provision for the year ended December 31, 2022 was $3.7 million. The net increase represents an increase in the general reserve of loans held for investment of $6.5 million and an increase related to unfunded loan commitments of $0.3 million partially offset by a $3.1 million recovery of provision. The increase in provision associated with the general reserve during the year ended December 31, 2022 is primarily due to adverse changes in macroeconomic scenarios and an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time.

The total provision for the year ended December 31, 2021 was a release of $8.7 million. The release represents a decline in the general reserve of loans held for investment of $8.6 million and the release on unfunded loan commitments of $0.1 million. The release during the year is primarily due to an improvement in macroeconomic assumptions along with newly issued loans with lower expected loss. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $6.7 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19 and additions to our real estate portfolio, partially offset by real estate sales.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. During the year ended December 31, 2022, we sold two conduit loans for a net gain of $0.2 million and recorded $2.6 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the year ended December 31, 2021, we sold/transferred 16 conduit loans with an aggregate outstanding principal balance of $251.6 million and one balance sheet loan with an aggregate outstanding principal balance of $46.6 million resulting in a net gain of $8.4 million. During the year ended December 31, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized loss on securities for the year ended December 31, 2022 was $0.1 million compared to a realized gain of $1.6 million for December 31, 2021, which resulted in a net negative change of $1.7 million. For the year ended December 31, 2022, we sold $4.3 million of CMBS securities and $1.5 million of equity securities. For the year ended December 31, 2021, we sold $438.6 million of securities, comprised of $408.2.0 million of CMBS and $30.4 million of Agency securities.

Realized Gain (Loss) on Sale of Real Estate, Net

There was an increase of $60.2 million in realized gain (loss) on the sale of real estate. The increase was a result of aggregate gains of $116.0 million derived from the sale of two office properties for realized gain of $61.5 million, one warehouse property for a realized gain of $14.6 million, three apartment properties for a realized gain of $29.1 million and two retail properties for realized gain of $10.8 million for the year ended December 31, 2022. For the year ended December 31, 2021, there were sales of six retail properties for a realized gain of $53.8 million, one apartment property for a realized gain of $4.0 million and a realized loss on a land parcel of $2.0 million which resulted in an aggregate $55.8 million realized gain.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $3.8 million increase in fee and other income was primarily driven by an increase in borrower fees due to a larger loan portfolio offset by a decrease in placement fees and dividends from FHLB stock.

Net Result from Derivative Transactions

Net result from derivative transactions of $12.4 million is composed of realized gains of $11.8 million and an unrealized gain of $0.6 million for the year ended December 31, 2022, compared to a net gain of $1.7 million for the year ended December 31, 2021, which was comprised of a realized gain of $1.7 million and a $34 thousand unrealized loss resulting in a positive change of $10.6 million. The hedge positions primarily relate to fixed rate conduit loans, and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures and interest rate swap futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2022 was primarily related to movement in interest rates during the year ended December 31, 2022. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in Grace Lake LLC totaled $1.4 million, and $1.4 million for the years ended December 31, 2022 and 2021, respectively. There were no earnings (loss) from our investment in 24 Second Avenue for the year ended December 31, 2022 and $0.2 million for the year ended December 31, 2021. Refer to Note 6, Investment in and Advances to Unconsolidated Ventures, for further detail.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt totaled $0.7 million for the year ended December 31, 2022. During the year ended December 31, 2022, the Company retired: (1) $4.0 million of principal of the 2025 Notes for a repurchase price of $3.7 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(23) thousand of unamortized debt issuance costs associated with the retired debt, (2) $1.0 million of principal of the 2027 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(9) thousand of unamortized debt issuance costs associated with the retired debt and (3) $1.0 million of principal of the 2029 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(14) thousand of unamortized debt issuance costs associated with the retired debt. There was no gain (loss) on extinguishment of debt for the year ended December 31, 2021. During the year ended December 31, 2021, the Company redeemed $146.7 million of principal of the 2021 Notes at par and $465.9 million of principal of the 2022 Notes at par.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity-based compensation and other employee benefits. The increase of $37.5 million in compensation expense is primarily due to the timing of employee stock and bonus compensation in 2020, 2021 and 2022.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The increase during the year ended December 31, 2022 as compared to December 31, 2021 of $3.0 million was primarily related to an increase in professional fees.

Real Estate Operating Expenses

The increase during the year ended December 31, 2022 as compared to December 31, 2021 of $12.4 million in real estate operating expense is primarily the result of increases in expenses related to the acquisition of assets and an increase in hotel operations partially offset by real estate sales.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase during the year ended December 31, 2022 as compared to December 31, 2021 of $1.4 million was primarily attributable to an increase in servicer fees as a result of increased average loan portfolio and an increase in professional fees, offset by a decrease in financing costs.

Depreciation and Amortization

The $5.1 million decrease during the year ended December 31, 2022 as compared to December 31, 2021 in depreciation and amortization is primarily attributable to the timing of the real estate sales and acquisitions during each period.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense of $4.0 million during the year ended December 31, 2022 as compared to December 31, 2021 is primarily a result of increases to GAAP income in our TRSs and an uncertain tax position.

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

Our primary uses of liquidity are for: (1) the funding of loan, real estate-related and securities investments; (2) the repayment of short-term and long-term borrowings and related interest; (3) the funding of our operating expenses; and (4) distributions to our equity investors to comply with the REIT distribution requirements. We require short-term liquidity to fund loans that we originate and hold on our consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment. We have historically used the aforementioned funding sources to meet the operating and investment needs as they have arisen and have been able to do so by applying a rigorous approach to long and short-term cash and debt forecasting.

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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds; (2) CLO issuances; (3) committed secured funding provided by banks and other lenders; (4) long term non-recourse mortgage financing; (5) uncommitted secured funding sources, including asset repurchase agreements with a number of banks; and (6) secured advances from the FHLB through our captive insurance company.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $659.6 million at December 31, 2022, of which $609.1 million was unrestricted cash and cash equivalents and $50.5 million was restricted cash. We held cash and cash equivalents of $548.7 million and restricted cash of $72.8 million as of December 31, 2021. As the COVID-19 pandemic evolved in 2020, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. The additional liquidity was redeployed into new investments during 2021 and 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$106,710	$79,739
Net cash provided by (used in) investing activities	81,590	(651,460)
Net cash provided by (used in) financing activities	(150,244)	(91,017)
Net increase (decrease) in cash, cash equivalents and restricted cash	$38,056	$(662,738)

Year ended December 31, 2022

We experienced a net increase in cash, cash equivalents and restricted cash of $38.1 million for the year ended December 31, 2022 reflecting cash provided by operating activities of $106.7 million, cash provided by investing activities of $81.6 million and cash used in financing activities of $(150.2) million.

Net cash provided by operating activities of $106.7 million was primarily driven by $29.2 million in proceeds from sale of loans and increases in net interest income and increases in net operating income on our real estate portfolio partially offset by $(61.3) million of originations of mortgage loans held for sale.

Net cash provided by investing activities of $81.6 million was driven by $909.8 million of repayment from mortgage loan receivables, $310.5 million proceeds from the sale of real estate, $184.8 million in repayments on securities, and $5.8 million of proceeds from sale of securities, partially offset by $(1.2) billion of origination of mortgage loans held for investment and $(96.2) million in purchases of securities.

Net cash used in financing activities of $(150.2) million was primarily as a result of $(107.0) million of dividend payments, $(29.5) million of capital distributed to noncontrolling interests in consolidated ventures, $(11.4) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(7.9) million purchase of treasury stock, and $(8.3) million in deferred financing cost, partially offset by net repayments of borrowings of $13.7 million.

Year ended December 31, 2021

We experienced a net decrease in cash, cash equivalents and restricted cash of $(662.7) million for the year ended December 31, 2021 reflecting cash provided by operating activities of $79.7 million, cash used in investing activities of $(651.5) million and cash used in finance activities of $(91.0) million.

Net cash provided by operating activities of $79.7 million was primarily driven by $259.1 million of proceeds from sales of mortgage loans held for sale and positive net operating income on our real estate portfolio, partially offset by $(220.4) million of originations of mortgage loans held for sale and net interest expense.

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

Unencumbered Assets

As of December 31, 2022, we held unencumbered cash of $609.1 million, unencumbered loans of $1.7 billion, unencumbered securities of $97.5 million, unencumbered real estate of $140.3 million and $351.6 million of other assets not secured by any portion of secured indebtedness. As of December 31, 2021, we held unencumbered cash of $0.5 billion, unencumbered loans of $1.7 billion, unencumbered securities of $150.9 million, unencumbered real estate of $85.9 million and $358.5 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2022 are set forth in the table below ($ in thousands):

December 31, 2022
Committed loan repurchase facilities	$616,894
Committed securities repurchase facility	8,640
Uncommitted securities repurchase facilities	222,328
Total repurchase facilities	847,862
Revolving credit facility	—
Mortgage loan financing(1)	497,991
CLO debt(2)	1,058,462
Borrowings from the FHLB	213,000
Senior unsecured notes(3)	1,628,382
Total debt obligations, net	$4,245,697

(1)Presented net of unamortized debt issuance costs of $1.9 million as of December 31, 2022.
(2)Presented net of unamortized debt issuance costs of $5.9 million as of December 31, 2022.
(3)Presented net of unamortized debt issuance costs of $15.4 million as of December 31, 2022.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of December 31, 2022 and December 31, 2021. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. As of December 31, 2022, the Company had $616.9 million of borrowings outstanding, with an additional $683.1 million of committed financing available. As of December 31, 2021, the Company had $184.5 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2022.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2022, the Company had $8.6 million borrowings outstanding, with an additional $91.4 million of committed financing available. As of December 31, 2021, the Company had a previous agreement which allotted a higher borrowing capacity with $44.1 million of borrowings outstanding, and an additional $818.7 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving credit facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2023 with four additional one-year extension options, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of December 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million. There were no outstanding draws on the facility at December 31, 2021.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2022, we executed one term debt agreement to finance real estate. These non-recourse debt agreements provide for primarily fixed rate financing at rates ranging from 4.25% to 8.03%, with anticipated maturity dates between 2023-2031 and an average term of 3.8 years as of December 31, 2022. These loans have carrying amounts of $498.0 million and $693.8 million, net of unamortized premiums of $2.4 million and $3.2 million as of December 31, 2022 and December 31, 2021, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.7 million and $1.4 million of premium amortization, which decreased interest expense for the years ended December 31, 2022 and December 31, 2021, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $559.9 million and $805.0 million as of December 31, 2022 and December 31, 2021, respectively.

Secured Financing Facility

The Secured Financing Facility’s minimum interest premium and remaining borrowings outstanding were fully paid as of June 30, 2022. As of December 31, 2021, the Company had $132.4 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $1.9 million and a $2.1 million unamortized discount related to the a purchase right.

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

As of December 31, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $5.9 million were included in CLO debt as of December 31, 2022.

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

As of December 31, 2022, Tuebor had $213.0 million of borrowings outstanding, with terms of 0.6 years to 1.75 years (with a weighted average of 1.25 years), interest rates of 2.74% to 4.70% (with a weighted average of 4.52%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2022, collateral for the borrowings was comprised primarily of $248.8 million of CMBS.

As of December 31, 2021, Tuebor had $263.0 million of borrowings outstanding from the FHLB, with terms of 0.7 years to 2.75 years (weighted average of 1.95 years), interest rates of 0.36% to 2.74% (with a weighted average of 0.96%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2021, collateral for the borrowings was comprised of $259.3 million of CMBS and U.S. Agency securities, and $42.5 million of cash collateral.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $0.8 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2022. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes

As of December 31, 2022, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

As of December 31, 2021, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of the 2025 Notes, $651.8 million in aggregate principal amount of the 2027 Notes and $650.0 million in aggregate principal amount of the 2029 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of December 31, 2022 and 2021. The Notes are presented net of unamortized debt issuance costs of $15.4 million and $18.7 million as of December 31, 2022 and December 31, 2021, respectively.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 10 nor more than 60 days’ notice, at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of the directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval.

During the year ended December 31, 2022, the Company repurchased $4.0 million of the 2025 Notes and recognized a gain of $0.3 million on extinguishment of debt, $1.0 million of the 2027 Notes and recognized a gain of $0.2 million on extinguishment of debt, and $1.0 million of the 2029 Notes and recognized a gain of $0.2 million on extinguishment of debt.

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

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2022, the Company has a remaining amount available for repurchase of $46.7 million, which represents 3.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.04 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2022 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Additional authorizations		10,534
Repurchases paid	783,599	(7,919)
Authorizations remaining as of December 31, 2022		$46,737

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

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $909.8 million for the year ended December 31, 2022 and $1.1 billion for the year ended December 31, 2021. Repayment of real estate securities provided net cash of $184.8 million for the year ended December 31, 2022, and $164.5 million for the year ended December 31, 2021.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $29.2 million of proceeds from sales of mortgage loans for the year ended December 31, 2022, and $305.6 million of proceeds from sales of mortgage loans for the year ended December 31, 2021.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $5.8 million for the year ended December 31, 2022, and $438.6 million for the year ended December 31, 2021.

Proceeds from the sale of real estate

Proceeds from sales of real estate provided net cash of $310.5 million for the year ended December 31, 2022, and $190.9 million for the year ended December 31, 2021.

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

Contractual obligations

Contractual obligations as of December 31, 2022 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$326,607	$878,120	$283,717	$69,872	$1,558,316
Senior unsecured notes	—	—	994,794	649,000	1,643,794
Interest payable(3)	105,260	199,720	120,347	51,196	476,523
Other funding obligations(4)	6,657	175,191	7,943	5,100	194,891
Operating lease obligations	788	4,426	4,450	13,344	23,008
Total	$439,312	$1,257,457	$1,411,251	$788,512	$3,896,532

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)    Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $5.9 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)          Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2022 to determine the future interest payment obligations.
(4)          Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2022. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of December 31, 2022, our off-balance sheet arrangements consisted of $321.8 million of unfunded commitments of mortgage loan receivables held for investment, 52% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2021, our off-balance sheet arrangements consisted of $390.1 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing.

LIBOR Transition

We have implemented fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of December 31, 2022, 67.8% and 32.2% of our floating rate loans earn interest at a rate indexed to LIBOR and Term SOFR, respectively; and 59.3% and 40.7% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. We continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

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

•Valuation of financial instruments

The following is a summary of accounting policies that require more significant management estimates and judgments:

Current expected credit losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write offs of aged accounts receivable. The Company has made a policy election to to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3. Mortgage Loans Receivable. The provision for (release of) loan losses for the year ended December 31, 2022 and December 31, 2021 was $3.7 million and $(8.7) million, respectively.

During the year ended December 31, 2022, there was a charge off of reserve of $14.4 million and a recovery of $3.1 million after the repayment of a loan that was on non-accrual status. The allowance for loan losses at December 31, 2022 and December 31, 2021 was $21.5 million and $32.2 million, respectively. The allowance includes $0.7 million and $0.4 million of reserves for unfunded commitments at December 31, 2022 and December 31, 2021, respectively. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

Acquisition of real estate

We generally acquire real estate assets or land and development assets through purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of defaulted loans. Purchased properties are classified as real estate, net or land and development, net on our consolidated balance sheets. When we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate, net, and if the asset meets the held-for-sale criteria, the asset is classified as real estate held for sale. Upon purchase, the properties are recorded at cost. Foreclosed assets classified as real estate and land and development are initially recorded at their estimated fair value and assets classified as held for sale are recorded at their estimated fair value less costs to sell. The excess of the carrying value of the loan over these amounts is charged-off against the reserve for loan losses. In both cases, upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their relative fair values.

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

There were no properties classified as held for sale at December 31, 2022, and we had one property classified as held for sale at December 31, 2021. We did not record any impairments of real estate for the years ended December 31, 2022 or December 31, 2021.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2022 and December 31, 2021, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the asset acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

Variable interest entities

We evaluate our investments and other contractual arrangements to determine if our interests constitute variable interests in a variable interest entity (“VIE”) and if we are the primary beneficiary. There is a significant amount of judgment required to determine if an entity is considered a VIE and if we are the primary beneficiary. We first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, which interests create or absorb variability, the contractual terms, the key decision-making powers, impact on the VIE’s economic performance and related party relationships. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.

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

	Year Ended December 31,
	2022	2021
Income (loss) before taxes	$170,214	57,821
Net (income) loss attributable to noncontrolling interests in consolidated ventures (GAAP)	(23,088)	(371)
Our share of real estate depreciation, amortization and gain adjustments (1)	(29,188)	1,662
Adjustments for unrecognized derivative results (2)	(9,381)	(7,534)
Unrealized (gain) loss on fair value securities	86	91
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	1,356	3,063
Adjustment for impairment (3)	6,816	(8,713)
Non-cash stock-based compensation	31,584	15,321
Distributable earnings	$148,399	$61,340

(1) The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2022	2021
	Total GAAP depreciation and amortization	$32,673	$37,801
	Less: Depreciation and amortization related to non-rental property fixed assets	(42)	(99)
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated ventures	(1,943)	(2,933)
	Our share of real estate depreciation and amortization	30,688	34,769
	Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	(68,992)	(31,219)
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization on real estate sold	10,879	—
	Our share of accumulated depreciation and amortization on real estate sold (a)	(58,113)	(31,219)
	Less: Our share of operating lease income on above/below market lease intangible amortization	(1,763)	(1,888)
	Our share of real estate depreciation, amortization and gain adjustments	$(29,188)	$1,662

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
		Year Ended December 31,
		2022	2021
	GAAP realized gain (loss) on sale of real estate, net	$115,998	$55,766
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(57,885)	(24,547)
	Accumulated depreciation and amortization on real estate sold	$58,113	$31,219

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):
		Year Ended December 31,
		2022	2021
	Net results from derivative transactions	$(12,360)	$(1,749)
	Hedging interest expense	(1,652)	(4,534)
	Hedging realized result	4,631	(1,251)
	Adjustments for unrecognized derivative results	$(9,381)	$(7,534)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2022 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on December 31, 2022, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(26,950)	$1,767
Increase by 1.00%	27,285	(1,785)

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

Our portfolio’s low weighted-average loan-to-value of 67.9% as of December 31, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, fixed-rate commercial mortgages and CMBS are priced based on a spread to Treasury or interest rate swaps. The Company generally benefits if credit spreads narrow during the time that it holds a portfolio of mortgage loans or CMBS investments, and the Company may experience losses if credit spreads widen during the time that it holds a portfolio of mortgage loans or CMBS investments. The Company actively monitors its exposure to changes in credit spreads and the Company may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate its exposure against losses associated with a widening of credit spreads.

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

We were in compliance with all covenants as described in this Annual Report as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ladder Capital Corp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ladder Capital Corp (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
Description of the matter
As of December 31, 2022, the Company’s mortgage loan receivables held for investment and the associated allowance for credit losses totaled $3.9 billion and $21.5 million, respectively. As disclosed in Notes 2 and 3 to the consolidated financial statements, the allowance for credit losses reflects the Company’s estimate of current expected credit losses on the mortgage loan receivables held for investment, including unfunded loan commitments, over the life of the loans. The allowance for credit losses on mortgage loan receivables held for investment includes a portfolio-based, current expected credit loss (“CECL”) component and an asset-specific component. The Company uses a third-party probability of default and loss given default model (CECL model) that considers the likelihood of default and loss given default for each individual loan using loan-level data, selected forward-looking macroeconomic variables, fair value of the collateral, net operating income of the collateral and pool-level mean loss rates to produce life of loan expected losses at the loan and portfolio level. Additionally, the Company will record an asset-specific reserve for certain loans deemed to be impaired, whereby it is not probable that collection of all amounts due according to contractual terms of the loan will occur. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate, or the fair value of the collateral, less estimated costs to sell, if the recovery of the Company’s investment is expected solely from the collateral. To estimate the fair value of the collateral, the Company uses the direct capitalization rate valuation methodology, the discounted cashflow methodology or the sales comparison approach.

Auditing the allowance for credit losses on mortgage loan receivables held for investment is highly subjective due to the complexity of the models and the judgmental nature of the significant assumptions used in the determination of management’s estimates including certain macro-economic variables, fair value of the collateral, the net operating income of the collateral, market capitalization rates and sales comparisons.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the allowance for credit losses on its mortgage loan receivables held for investment, including management’s evaluation of the appropriateness of the CECL model, review of the significant assumptions described above, and the completeness and accuracy of key inputs used in both the CECL model and direct capitalization model.

To test the allowance for credit losses, we performed audit procedures that included, among others, evaluating the methodology and the significant assumptions described above and testing the completeness and accuracy of the key inputs used. With the assistance of our internal specialists, we evaluated the appropriateness of the probability of default and loss given default methodology used to estimate the allowance and assessed the underlying macroeconomic variables used in the models. We reviewed the sensitivity analyses prepared by management and compared management’s significant assumptions to relevant information from external sources. For a sample of loans, we involved our internal specialists to assist us in performing procedures to corroborate the reasonableness of the fair values and net operating income of the collateral utilized in developing the allowance for credit losses. For all loans deemed to be impaired, with the assistance of our internal specialists, we reviewed the methodologies and significant assumptions used to derive management’s estimate of the fair value of the collateral, less costs to sell.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
New York, New York
February 13, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ladder Capital Corp

Opinion on Internal Control Over Financial Reporting
We have audited Ladder Capital Corp’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Ladder Capital Corp (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 13, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 13, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ladder Capital Corp

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Ladder Capital Corp and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2021, including the related notes as of December 31, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2022

We served as the Company's auditor from 2009 to 2021.

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2022(1)	December 31, 2021(1)
Assets
Cash and cash equivalents	$609,078	$548,744
Restricted cash	50,524	72,802
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	3,885,746	3,553,737
Allowance for credit losses	(20,755)	(31,752)
Mortgage loan receivables held for sale	27,391	—
Securities	587,519	703,280
Real estate and related lease intangibles, net	700,136	865,694
Real estate held for sale	—	25,179
Investments in and advances to unconsolidated ventures	6,219	23,154
Derivative instruments	2,038	402
Accrued interest receivable	24,938	13,645
Other assets	78,339	76,367
Total assets	$5,951,173	$5,851,252
Liabilities and Equity
Liabilities
Debt obligations, net	$4,245,697	$4,219,703
Dividends payable	32,000	27,591
Accrued expenses	68,227	40,249
Other liabilities	71,688	50,090
Total liabilities	4,417,612	4,337,633
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 128,027,478 and 126,852,765 shares issued and 126,502,049 and 125,452,568 shares outstanding	127	126
Additional paid-in capital	1,826,833	1,795,249
Treasury stock, 1,525,429 and 1,400,197 shares, at cost	(95,600)	(76,324)
Retained earnings (dividends in excess of earnings)	(177,005)	(207,802)
Accumulated other comprehensive income (loss)	(21,009)	(4,112)
Total shareholders’ equity	1,533,346	1,507,137
Noncontrolling interests in consolidated ventures	215	6,482
Total equity	1,533,561	1,513,619
Total liabilities and equity	$5,951,173	$5,851,252

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 10.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Net interest income
Interest income	$293,520	$176,099	239,849
Interest expense	195,602	182,949	227,474
Net interest income (expense)	97,918	(6,850)	12,375
Provision for (release of) loan loss reserves, net	3,711	(8,713)	18,275
Net interest income (expense) after provision for (release of) loan losses	94,207	1,863	(5,900)
Other income (loss)
Real estate operating income	108,269	101,564	100,248
Sale of loans, net	(2,511)	8,398	(1,571)
Realized gain (loss) on securities	(73)	1,594	(12,410)
Unrealized gain (loss) on equity securities	(41)	—	(132)
Unrealized gain (loss) on Agency interest-only securities	(45)	(91)	263
Realized gain (loss) on sale of real estate, net	115,998	55,766	32,102
Fee and other income	15,020	11,190	12,654
Net result from derivative transactions	12,360	1,749	(15,270)
Earnings (loss) from investment in unconsolidated ventures	1,410	1,579	1,821
Gain (loss) on extinguishment of debt	685	—	22,250
Total other income (loss)	251,072	181,749	139,955
Costs and expenses
Compensation and employee benefits	75,836	38,347	58,101
Operating expenses	20,716	17,672	20,294
Real estate operating expenses	38,605	26,161	28,584
Fee expense	7,235	5,810	7,244
Depreciation and amortization	32,673	37,801	39,079
Total costs and expenses	175,065	125,791	153,302
Income (loss) before taxes	170,214	57,821	(19,247)
Income tax expense (benefit)	4,909	928	(9,789)
Net income (loss)	165,305	56,893	(9,458)
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(23,088)	(371)	(5,544)
Net (income) loss attributable to noncontrolling interests in Operating Partnership	—	—	557
Net income (loss) attributable to Class A common shareholders	$142,217	$56,522	$(14,445)

Earnings per share:
Basic	$1.14	$0.46	$(0.13)
Diluted	$1.13	$0.45	$(0.13)

Weighted average shares outstanding:
Basic	124,301,421	123,763,843	112,409,615
Diluted	125,823,671	124,563,051	112,409,615
Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$165,305	$56,893	$(9,458)
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(16,957)	8,005	(28,618)
Reclassification adjustment for (gain) loss included in net income (loss)	60	(1,654)	13,460
Total other comprehensive income (loss)	(16,897)	6,351	(15,158)
Comprehensive income (loss)	148,408	63,244	(24,616)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	(23,088)	(371)	(5,544)
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	125,320	62,873	$(30,160)
Comprehensive (income) loss attributable to noncontrolling interests in operating partnership	—	—	5,765
Comprehensive income (loss) attributable to Class A common shareholders	$125,320	$62,873	$(24,395)

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2021	125,453	$126	$1,795,249	$(76,324)	$(207,802)	$(4,112)	$6,482	$1,513,619
Contributions	—	—	—	—	—	—	186	186
Distributions	—	—	—	—	—	—	(29,541)	(29,541)
Amortization of equity based compensation	—	—	31,584	—	—	—	—	31,584
Grants of restricted stock	2,289	2	—	(2)	—	—	—	—
Purchase of treasury stock	(785)	(1)	—	(7,918)	—	—	—	(7,919)
Re-issuance of treasury stock	596	1	—	(1)	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(955)	(1)	—	(11,355)	—	—	—	(11,356)
Forfeitures	(96)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(111,420)	—	—	(111,420)
Net income (loss)	—	—	—	—	142,217	—	23,088	165,305
Other comprehensive income (loss)	—	—	—	—	—	(16,897)	—	(16,897)
Balance, December 31, 2022	126,502	$127	$1,826,833	$(95,600)	$(177,005)	$(21,009)	$215	$1,533,561

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$165,305	$56,893	$(9,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(685)	—	(22,250)
Depreciation and amortization	32,673	37,801	39,079
Unrealized (gain) loss on derivative instruments	(645)	(42)	269
Unrealized (gain) loss on equity securities	41	—	132
Unrealized (gain) loss on Agency interest-only securities	45	91	(263)
Unrealized (gain) loss on investment in mutual fund	—	—	(158)
Provision for (release of) loan loss reserves	3,711	(8,713)	18,275
Amortization of equity based compensation	31,584	15,300	42,728
Amortization of deferred financing costs included in interest expense	15,565	21,530	18,730
Amortization of premium/discount on mortgage loan financing included in interest expense	(731)	(1,226)	(1,160)
Amortization of above- and below-market lease intangibles	(1,763)	(1,888)	(2,234)
(Accretion)/amortization of discount, premium and other fees on loans	(20,759)	(13,832)	(15,530)
(Accretion)/amortization of discount, premium and other fees on securities	(827)	236	526
Realized (gain) loss on sale of mortgage loan receivables held for sale	2,511	(8,398)	(8,026)
Realized (gain) loss on sale of mortgage loan receivables held for investment	—	—	9,596
Realized (gain) loss on disposition of loan via foreclosure	—	26	(98)
Realized (gain) loss on securities	73	(1,594)	13,136
Realized (gain) loss on sale of real estate, net	(115,998)	(55,766)	(32,102)
Realized gain on sale of derivative instruments	(64)	—	(108)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	(785)	(1,462)	(1,821)
Insurance proceeds for remediation work due to property damage	—	2,092	—
Insurance proceeds used for remediation work due to property damage	(27)	(1,888)	—
Origination of mortgage loan receivables held for sale	(61,318)	(220,359)	(212,845)
Repayment of mortgage loan receivables held for sale	68	183	404
Proceeds from sales of mortgage loan receivables held for sale	29,151	259,092	312,273
Change in deferred tax asset (liability)	(505)	271	94
Changes in operating assets and liabilities:
Accrued interest receivable	(11,294)	649	4,895
Other assets	4,425	5,758	(8,778)
Accrued expenses and other liabilities	36,959	(5,015)	(33,363)
Net cash provided by (used in) operating activities	106,710	79,739	111,943

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(1,234,765)	(2,309,888)	(353,662)
Purchases of mortgage loan receivables held for investment	—	(63,600)	—
Repayment of mortgage loan receivables held for investment	909,766	1,103,614	891,705
Proceeds from sale of mortgage loan receivables held for investment	—	46,557	270,491
Purchases of real estate securities	(96,173)	(247,022)	(440,612)
Repayment of real estate securities	184,838	164,494	146,158
Basis recovery of interest-only securities	4,960	6,589	7,611
Proceeds from sales of real estate securities	5,780	438,594	932,158
Purchases of real estate	—	(20,452)	(7,440)
Capital improvements of real estate	(6,949)	(4,873)	(6,103)

	Year Ended December 31,
	2022	2021	2020
Proceeds from sale of real estate	310,527	190,870	67,104
Capital distribution from investment in unconsolidated ventures	2,284	24,561	4,002
Proceeds from sale of FHLB stock	2,250	19,165	30,619
Purchase of derivative instruments	(1,097)	(69)	(196)
Sale of derivative instruments	169	—	430
Net cash provided by (used in) investing activities	81,590	(651,460)	1,542,265
Cash flows from financing activities:
Deferred financing costs paid	(8,311)	(3,221)	(18,021)
Proceeds from borrowings under debt obligations	2,426,666	4,519,064	10,021,156
Repayment of borrowings under debt obligations	(2,412,961)	(4,493,566)	(10,614,556)
Cash dividends paid to Class A common shareholders	(107,011)	(100,553)	(118,888)
Capital distributed to noncontrolling interests in operating partnership	—	—	(6,698)
Capital contributed by noncontrolling interests in consolidated ventures	186	1,506	860
Capital distributed to noncontrolling interests in consolidated ventures	(29,541)	(783)	(9,787)
Reissuance of treasury stock	—	(1)	—
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(11,356)	(4,457)	(17,126)
Purchase of treasury stock	(7,916)	(9,007)	(3,035)
Issuance of common stock	—	1	32,000
Issuance of Purchase Right	—	—	8,425
Net cash provided by (used in) financing activities	(150,244)	(91,017)	(725,670)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,056	(662,738)	928,538
Cash, cash equivalents and restricted cash at beginning of period	621,546	1,284,284	355,746
Cash, cash equivalents and restricted cash at end of period	$659,602	$621,546	$1,284,284

Supplemental information:
Cash paid for interest, net of amounts capitalized	$177,977	$173,128	$202,939
Cash paid (received) for income taxes	(1,169)	(2,527)	2,197

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	2,953	18	—
Securities and derivatives sold, not settled	10	10	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	18,928	26,636	69,649
Settlement of mortgage loan receivable held for investment by real estate, net	—	(81,129)	(28,903)
Real estate acquired in settlement of mortgage loan receivable held for investment, net	9,386	81,750	29,310
Net settlement of sale of real estate, subject to debt - real estate	—	(29,827)	(31,768)
Net settlement of sale of real estate, subject to debt - debt obligations	—	29,827	31,768
Real estate acquired in former unconsolidated venture agreement	15,436	—	—
Transfer of real estate, net into real estate held for sale	—	25,179	—

Exchange of noncontrolling interest for common stock	—	—	158,625
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	—	—	223
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	(978)
Dividends declared, not paid	32,000	27,591	27,537

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$609,078	$548,744	$1,254,432
Restricted cash	50,524	72,802	29,852
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$659,602	$621,546	$1,284,284

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2022, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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
•valuation of real estate;
•allocation of purchase price for acquired real estate, including real estate acquired via foreclosure;
•impairment, and useful lives, of real estate;
•useful lives of intangible assets;
•valuation of derivative instruments;
•valuation of deferred tax asset (liability);
•determination of effective yield for recognition of interest income;
•adequacy of current expected credit losses (“CECL”) including the valuation of underlying collateral for collateral-dependent loans;
•determination of impairment of real estate securities and investments in and advances to unconsolidated ventures;
•certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees;
•determination of the effective tax rate for income tax provision; and
•certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2022 and December 31, 2021. At December 31, 2022 and December 31, 2021, and at various times during the years, the balances exceeded the insured limits.

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

Provision for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write off of aged accounts receivable. The Company has made a policy election to to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

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

Securities

The Company classifies its securities investments on the date of acquisition of the investment. Securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”) and equity securities, recorded as a component of other comprehensive income (loss) in shareholders’ equity. As more fully described in Note 4, certain securities that were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) which are subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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

The Company uses the specific identification method when determining the cost of securities sold and the amount of gain (loss) on securities recognized in earnings. Unrealized losses on securities are evaluated by management to determine if the decline in fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors, any impairment that is not credit-related is recognized in other comprehensive income, whereas any credit-related loss is recognized currently in earnings in the consolidated statements of income.

The Company has elected the fair value option for accounting for equity securities and changes in fair value are recorded in current period earnings.

When the estimated fair value of an available-for-sale security is less than amortized cost, the Company will consider whether there is an impairment in the value of the security. An impairment will be considered based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) the Company does not expect to recover the security’s cost basis (i.e., a credit loss exists). A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the cost basis of the security will be written down to fair value, and the related impairment will be recognized currently in earnings. If a credit loss exists, but the Company does not intend to, nor is it more likely than not that it will be required to sell before recovery, the impairment will be separated into (i) the estimated amount relating to the credit loss, and (ii) the amount relating to all other factors. The amount of the impairment relating to credit losses will be recognized as an allowance for credit losses, which is a contra-asset and a reduction in earnings, with the remainder of the loss recognized in other comprehensive income.

Estimating cash flows and determining whether there is impairment requires management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts.

For cash flow statement purposes, receipts of interest from interest-only real estate securities are bifurcated between amortization of premium/ (accretion) of discount and other fees on securities as part of cash flows from operations and basis recovery of Agency interest only securities as part of cash flows from investing activities.

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

Allocation of Purchase Price for Acquired Real Estate

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases; (ii) in-place leases; and (iii) assumed mortgages. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods. These methods may include discounted cash flow models, for which assumptions including cash flow projections, discount and capitalization rates, or market comparable transactions, which require management judgment in determining the appropriateness of recent comparable sales of similar properties, or the ground lease approach for land valuation, which requires management judgement in determining comparable ground leases to forecast the economic ground rent and apply capitalization rate to the forecast economic ground rent to estimate land value. The Company may also utilize estimates of replacement costs net of depreciation. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Other intangible assets acquired include amounts for in-place lease values. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases but in no event do the amortization periods for intangible assets exceed the depreciable lives of the buildings. If a tenant terminates its lease, the unamortized portion of the in-place lease value intangibles are charged to expense.

The fair value of other investments and debt assumed are valued using techniques consistent with those disclosed in Note 15, depending on the nature of the investments or debt. The fair value of other assumed assets and liabilities are based on best information available at the time of the acquisition.

Impairment of Property Held for Use

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s properties classified as held for use may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, historical, current and projected operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without debt service charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions. These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

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

Investments in and Advances to Unconsolidated Ventures

The Company accounts for its investments in unconsolidated ventures under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as investments in unconsolidated ventures, subsequently adjusted for equity in earnings and cash contributions and distributions. In the event there is an outside basis portion of the Company’s ventures, it is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed. Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Company only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. The Company classifies distributions received from its investments in unconsolidated ventures using the nature of the distribution approach.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company’s estimates of value for each investment (particularly in commercial real estate ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.

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

Commitments and Contingencies

The Company, as lessee, records right-of-use lease assets in other assets and lease liabilities in other liabilities on its consolidated balance sheets. A lease is evaluated for classification as an operating or finance lease at the commencement date of the lease. Right-of-use assets initially equal the lease liability. The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental borrowing rate for similar collateral if the rate implicit in the lease is not readily determinable.

Future lease payments include fixed lease payments as well as variable lease payments that depend upon an index or rate using the index or rate at the commencement date and probable amounts owed under residual value guarantees. The amount of future lease payments may be increased to include additional payments related to lease extension when the Company has determined, at or subsequent to lease commencement that it is reasonably certain of exercising such options.

The Company recognizes a single lease cost for operating leases in operating expenses in the consolidated statements of income, calculated so that the cost of the lease is allocated generally on a straight-line basis over the term of the lease, and classifies all cash payments within operating activities in the consolidated statements of cash flows.

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

•Valuations based on third-party indications (broker quotes, counterparty quotes or pricing services), which were in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations, and
•Valuations based on internal models with significant unobservable inputs.

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

Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five (5) years prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. The Company records its investment in FHLB stock at its par value and the FHLB stock is expected to be repurchased by the FHLB at its par value. As of December 31, 2022 and 2021, the carrying value of the FHLB stock was $9.6 million and $11.8 million respectively, which is included in other assets on the consolidated balance sheets.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code effective January 1, 2015. The Company is subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the stockholder level only. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its taxable net income. The Company is also subject to U.S. federal income tax (and possibly state and local taxes) to the extent it recognizes any “built-in gains” that existed as of January 1, 2015, the effective date of Company’s election to be subject to tax as a REIT under the Code (the “REIT Election”) for the five-year period following the REIT Election. The Company intends to continue to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of income tax expense (benefit) on its consolidated statements of income. For the years ended December 31, 2022, 2021 and 2020, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

Interest Income

Interest income is accrued based on the outstanding principal amount and contractual terms of the Company’s loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected recovery period of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections. The Company has historically collected, and expects to continue to collect, all contractual amounts due on its originated loans. As a result, the Company does not adjust the projected cash flows to reflect anticipated credit losses for these loans. If the performance of a credit deteriorated security is more favorable than forecasted, the Company will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

The Company applies the provisions of ASC 310-20 for our high credit quality securities rated AA or above. The effective yield on securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a retrospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and repayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

For loans classified as held for investment and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2022 and 2021, the Company did not hold any loans for which the fair value option was elected.

The Company applies the provisions in ASC 325-40 for our securities rated below AA, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.
For investments purchased that either meet the definition of a purchased financial asset with credit deterioration (“PCD”) or where there is significant difference between contractual cash flows and expected cash flows, the Company applies the PCD guidance in ASC 326-30. ASC 326-30 requires an initial estimate of expected credit losses to be recognized through an adjustment to the amortized cost basis of the financial asset (i.e., a balance sheet gross up) with no impact to earnings.

As of the date of acquisition, the amount of expected credit losses is added to the purchase price of the security to establish the initial amortized cost basis. Any difference between the amortized cost basis (purchase price plus the initial allowance for credit losses) and the par amount of the security is considered to be a non-credit discount/premium and will be accreted/amortized into interest income using the interest method.

When assessing whether the credit quality of the asset has deteriorated, the Company compares the credit quality of the asset at the time of origination with the credit quality at the time of acquisition. An asset that was originated with low credit quality should not be considered to be PCD if there has not been a more-than-insignificant deterioration in credit since origination.

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

Rental income from operating leases is recognized in real estate operating income on a straight-line basis, generally from the later of the date the lessee takes possession of the space or the space is ready for its intended use. If the Company acquires a facility subject to an existing operating lease, the Company will recognize operating lease income on the straight-line method beginning on the date of acquisition over the term of the respective leases. The amount of future lease payments may be increased to include additional payments related to lease extension options when the Company has determined the extension options are reasonably certain to be exercised. The cumulative excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable within other assets in the consolidated balance sheets.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company, which were reimbursable by our tenants pursuant to the terms of the lease agreements, are recognized as revenue in the period during which the applicable expenses are incurred. Tenant reimbursements are included in real estate operating income on the Company’s consolidated statements of income.

The Company moves to cash basis for operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any operating lease receivable or unbilled rent receivable balance will be written off. If and when lease payments that were previously not considered probable of collection become probable, the Company will move back to the straight-line method of income recognition and record an adjustment to operating lease income in that period as if the lease was always on the straight-line method of income recognition.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”), and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848)-Scope (“ASU 2021-01”). Both ASU 2020-04 and ASU 2021-01 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 and ASU 2021-01 are effective upon issuance for contract modifications and hedging relationships on a prospective basis. The adoption of ASU 2020-04 and ASU 2021-01 did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The adoption of ASU 2020-10 did not have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). The adoption of ASU 2021-05 is effective for fiscal years beginning after December 15, 2021. There was no material impact to the Company as a result of the adoption of ASU 2021-05.

Recent Accounting Pronouncements Pending Adoption

In March 2022, the FASB issued ASU 2022-02—Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancing and restructuring in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

December 31, 2022 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)(3)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,841,315	$3,819,860		8.83%	1.3
Mezzanine loans	65,950	65,886		10.62%	1.6
Total mortgage loans receivable	3,907,265	3,885,746		8.85%	1.3
Allowance for credit losses	N/A	(20,755)
Total mortgage loan receivables held for investment, net, at amortized cost	3,907,265	3,864,991
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,391		4.57%	9.19
Total	$3,938,615	$3,892,382	(4)	8.82%	1.3

(1)Includes the impact from interest rate floors. December 31, 2022 LIBOR and SOFR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $53.8 million. Refer to “Non-Accrual Status” below for further details.
(3)Includes the impact of one loan with a principal balance of $51.5 million which was extended through 2026 in January 2023.
(4)Net of $21.5 million of deferred origination fees and other items as of December 31, 2022.

As of December 31, 2022, $3.4 billion, or 87.2%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates with $2.3 billion linked to LIBOR and $1.1 billion linked to SOFR. Of this $3.4 billion, 99.2% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2022, $31.4 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates linked to SOFR.

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

For the years ended December 31, 2022, 2021, and 2020, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2021	$3,553,737	$(31,752)	$—
Origination of mortgage loan receivables	1,234,765	—	61,318
Repayment of mortgage loan receivables	(901,082)	—	(68)
Proceeds from sales of mortgage loan receivables	—	—	(29,151)
Non-cash disposition of loans via foreclosure(1)	(10,235)	—	—
Sale of loans, net (2)	2,197	—	(4,708)
Accretion/amortization of discount, premium and other fees	20,759	—	—
Charge offs	(14,395)	14,395	—
Release (addition) of provision for current expected credit loss, net (3)	—	(3,398)	—
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.
(2)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	2,309,888	—	220,359
Purchases of mortgage loan receivables	63,600	—	—
Repayment of mortgage loan receivables	(1,059,796)	—	(183)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(259,092)
Non-cash disposition of loan via foreclosure(1)	(81,289)	—	—
Sale of loans, net	—	—	8,398
Accretion/amortization of discount, premium and other fees	13,832	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Release (addition) of provision for current expected credit loss, net	—	8,605	—
Balance, December 31, 2021	$3,553,737	$(31,752)	$—

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	353,661	—	212,845
Repayment of mortgage loan receivables	(960,832)	—	(404)
Proceeds from sales of mortgage loan receivables	(270,491)	—	(312,273)
Non-cash disposition of loan via foreclosure(1)	(31,249)	—	—
Sale of loans, net	(9,596)	—	8,025
Accretion/amortization of discount, premium and other fees	15,530	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,500	—
Provision for current expected credit loss (implementation impact)(2)	—	(4,964)	—
Provision for current expected credit loss (impact to earnings)(2)	—	(18,543)	—
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518

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

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Year Ended December 31,
Allowance for Credit Losses	2022	2021	2020
Allowance for credit losses at beginning of period	$31,752	$41,507	$20,500
Provision for current expected credit loss (implementation impact)(1)	—	—	4,964
Provision for (release of) current expected credit loss, net (2)	6,503	(8,605)	18,543
Foreclosure of loans subject to asset-specific reserve	—	(1,150)	(2,500)
Charge-offs	(14,395)	—	—
Recoveries(3)	(3,105)	—	—
Allowance for credit losses at end of period	$20,755	$31,752	$41,507

(1)    Additional provisions for current expected credit losses related to implementation of $0.8 million and $22.0 thousand related to unfunded commitments and held-to-maturity securities, respectively, were recorded on January 1, 2020 at implementation of CECL.
(2)    There were no asset specific reserves recorded for the year ended December 31, 2022 or 2021. For the year ended December 31, 2020, there was $9.2 million of asset specific reserves.
(3)    Recoveries are recognized within the consolidated statements of income through “Provision for (release of) loan loss reserves”.

Non-Accrual Status	December 31, 2022(1)	December 31, 2021(2)
Carrying value of loans on non-accrual status, net of asset-specific reserve	$53,809	$80,229

(1)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $23.3 million and one loan with a carrying value of $30.5 million as of December 31, 2022.
(2)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $25.6 million and one loan with a carrying value of $30.5 million.

Current Expected Credit Loss (“CECL”)

As of December 31, 2022, the Company has a $21.5 million allowance for current expected credit losses, of which $20.8 million pertains to mortgage loan receivables and $0.7 million relates to unfunded commitments. This allowance includes $2.7 million of asset-specific reserves relating to two loans with an amortized cost basis of $26.0 million as of December 31, 2022. The Company concluded that none of its other loans are individually impaired as of December 31, 2022.

As of December 31, 2021, the Company had a $32.2 million allowance for current expected credit losses, of which $31.8 million pertained to mortgage loan receivables and $0.4 million related to unfunded commitments. This allowance included three loans that had an aggregate of $20.2 million of asset-specific reserves against a carrying value of $69.9 million as of December 31, 2021.

The total change in provision for loan loss reserves for the year ended December 31, 2022 was an increase of the provision of $3.7 million. The net increase represents an increase in the general reserve of loans held for investment of $6.5 million and an increase related to unfunded loan commitments of $0.3 million partially offset by a $3.1 million recovery of provision. The increase in provision associated with the general reserve during the year December 31, 2022 is primarily due to adverse changes in macroeconomic scenarios and an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time.

The total change in provision for loan loss reserves for the year ended December 31, 2021 was a release of $8.7 million. The release represented a decline in the general reserve of loans held for investment of $8.6 million and the release on unfunded loan commitments of $0.1 million. The release during the year ended December 31, 2021 was primarily due to an improvement in macroeconomic assumptions.

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

Loan Portfolio by Geographic Region, Collateral Type and Vintage (amortized cost $ in thousands)

	December 31,	December 31,
Geographic Region	2022	2021
South	$850,904	$937,125
Northeast	868,199	1,080,652
Midwest	623,599	434,157
West	634,935	530,599
Southwest	882,097	501,272
Subtotal mortgage loans receivable	3,859,734	3,483,805
Individually impaired loans(1)	26,012	69,932
Total mortgage loans receivable	$3,885,746	$3,553,737

(1)Refer to “Individually Impaired Loans” below for further detail.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of December 31, 2022 and December 31, 2021, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of December 31, 2022
Collateral Type	2022	2021	2020	2019	2018 and Earlier	Total
Multifamily	$702,125	$722,862	$—	$—	$—	$1,424,987
Office	78,754	676,431	29,650	58,684	136,512	980,031
Mixed Use	201,777	351,291	26,500	120,300	—	699,868
Industrial	37,616	96,486	—	115,545	—	249,647
Retail	60,089	107,305	—	12,953	9,126	189,473
Hospitality	—	45,416	—	13,843	78,364	137,623
Manufactured Housing	32,515	82,618	—	2,921	—	118,054
Other	32,353	19,898	—	7,800	—	60,051
Self-Storage	—	—	—	—	—	—
Subtotal mortgage loans receivable	1,145,229	2,102,307	56,150	332,046	224,002	3,859,734
Individually Impaired loans (1)	—	—	—	—	26,012	26,012
Total mortgage loans receivable (2)	$1,145,229	$2,102,307	$56,150	$332,046	$250,014	$3,885,746

	Amortized Cost Basis by Origination Year as of December 31, 2021
Collateral Type	2021	2020	2019	2018	2017 and Earlier	Total
Office	$784,556	$29,636	$121,346	$59,073	$73,911	$1,068,522
Mixed Use	538,949	84,600	140,926	—	—	764,475
Multifamily	697,089	3,131	47,322	—	—	747,542
Hospitality	41,635	—	43,666	90,132	110,890	286,323
Retail	105,362	—	89,058	—	25,486	219,906
Industrial	41,203	—	108,469	—	—	149,672
Manufactured Housing	117,265	—	26,404	—	3,941	147,610
Other	26,801	—	8,768	20,743	—	56,312
Self-Storage	43,443	—	—	—	—	43,443
Subtotal mortgage loans receivable	2,396,303	117,367	585,959	169,948	214,228	3,483,805
Individually Impaired loans (1)	—	—	—	—	69,932	69,932
Total mortgage loans receivable (3)	$2,396,303	$117,367	$585,959	$169,948	$284,160	$3,553,737

(1)Refer to “Individually Impaired Loans” below for further detail.
(2)Not included above is $23.2 million of accrued interest receivable on all loans at December 31, 2022.
(3)Not included above is $12.6 million of accrued interest receivable on all loans at December 31, 2021.

Individually Impaired Loans

As of December 31, 2022, two loans with an amortized cost basis of $26.0 million and a combined carrying value of $23.3 million were impaired and on non-accrual status.

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

Other Loans on Non-Accrual Status

As of December 31, 2022, a loan secured by a mixed-use property in the Northeast region was on non-accrual status, with an amortized cost basis and carrying value of $30.5 million. In the fourth quarter of 2020, the Company designated the loan as non-accrual and performed a review of the collateral for the loan. As a result of the review as of December 31, 2022, the Company determined that no asset specific impairment was necessary. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties. There are no other loans on non-accrual status other than those discussed above in Individually Impaired Loans as of December 31, 2022.

The Company continues to actively monitor the mortgage loans receivable portfolio for both the immediate and long-term impact of current market conditions, including the inflationary environment, rising interest rates and the ongoing impact of the COVID-19 pandemic.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination. We continue to actively monitor the impacts of current market conditions on our securities portfolio.

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of December 31, 2022, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2022 and December 31, 2021 ($ in thousands):

December 31, 2022

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$562,839		$562,246	$—	$(20,913)	$541,333	(2)	71	AAA	5.22%	5.32%	1.06
CMBS interest-only(3)	1,026,195	(3)	10,498	121	(176)	10,443	(4)	10	AAA	0.41%	3.65%	1.45
GNMA interest-only(5)	45,369	(3)	285	17	(21)	281		14	AAA	0.31%	4.23%	3.30
Agency securities	36		36	—	(1)	35		1	AAA	4.00%	2.70%	1.54
U.S. Treasury securities	36,000		35,374	6	(52)	35,328		10	N/A	N/A	4.17%	0.60
Total debt securities	1,670,439		608,439	144	(21,163)	587,420	(6)	106		2.06%	5.29%	1.07
Equity securities	N/A		160	—	(41)	119		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,670,439		$608,599	$144	$(21,224)	$587,519		107

December 31, 2021

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$691,402		$691,026	$775	$(5,508)	$686,293	(2)	73	AAA	1.57%	1.57%	2.06
CMBS interest-only(3)	1,302,551	(3)	15,268	617	—	15,885	(4)	13	AAA	0.45%	5.67%	1.88
GNMA interest-only(5)	59,075	(3)	518	105	(64)	559		14	AA+	0.38%	4.97%	3.64
Agency securities	557		560	3	—	563		2	AA+	2.47%	1.58%	0.69
Total debt securities	$2,053,585		$707,372	$1,500	$(5,572)	$703,300	(6)	102		0.83%	1.67%	2.06
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total real estate securities	$2,053,585		$707,372	$1,500	$(5,592)	$703,280		102

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
(2)As of December 31, 2022 and December 31, 2021, respectively, includes $9.0 million and $9.9 million of restricted securities which are designated as risk retention securities under the Dodd Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(3)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(4)As of December 31, 2022 and December 31, 2021, respectively, includes $0.4 million and $0.5 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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
(6)The Company’s investments in debt securities represents an ownership interest in unconsolidated VIEs. The Company’s maximum exposure to loss from these unconsolidated VIEs is the amortized cost basis of the securities which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.
(7)Based on the Company’s analysis, including review of interest rate changes and current levels of subordination, among other factors, the unrealized loss positions are determined to be due to market factors other than credit.

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at December 31, 2022 and December 31, 2021 ($ in thousands):

December 31, 2022

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$346,272	$195,061	$—	$—	$541,333
CMBS interest-only	937	9,506	—	—	10,443
GNMA interest-only	40	111	130	—	281
Agency securities	—	35	—	—	35
U.S. Treasury securities	32,451	2,877	—	—	35,328
Allowance for current expected credit losses	—	—	—	—	(20)
Total securities (1)	$379,700	$207,590	$130	$—	$587,400

(1) Excluded from the table above are $0.1 million of equity securities.

December 31, 2021

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$304,357	$354,670	$10,307	$16,958	$686,292
CMBS interest-only	1,018	14,868	—	—	15,886
GNMA interest-only	102	278	179	—	559
Agency securities	503	60	—	—	563
Allowance for current expected credit losses	—	—	—	—	(20)
Total securities	$305,980	$369,876	$10,486	$16,958	$703,280

During the year ended December 31, 2022, the Company sold $1.5 million of equity securities. During the year ended December 31, 2021, the Company had no sales of equity securities.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Land	$158,802	$186,940
Building	625,655	765,690
In-place leases and other intangibles	114,687	142,335
Undepreciated real estate and related lease intangibles	899,144	1,094,965
Less: Accumulated depreciation and amortization	(199,008)	(229,271)
Real estate and related lease intangibles, net(2)	$700,136	$865,694

Below market lease intangibles, net (other liabilities)(1)	$(30,892)	$(33,203)

(1)Below market lease intangibles is net of $13.6 million and $12.8 million of accumulated amortization as of December 31, 2022 and December 31, 2021, respectively.
(2)There was unencumbered real estate of $140.3 million and $85.9 million as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2021, the Company held $32.6 million of undepreciated real estate and lease intangibles held for sale, comprised of $0.9 million of land, $27.4 million of building, and $4.3 million of in-place leases and other intangibles.

At December 31, 2022 and December 31, 2021, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $103.1 million and $97.3 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation expense(1)	$25,770	$30,659	$32,383
Amortization expense	6,903	7,142	6,696
Total real estate depreciation and amortization expense	$32,673	$37,801	$39,079

(1)Depreciation expense on the consolidated statements of income also includes $41 thousand of depreciation on corporate fixed assets for the year ended December 31, 2022 and $99 thousand of depreciation on corporate fixed assets for the years ended December 31, 2021 and December 31, 2020.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	December 31, 2022	December 31, 2021
Gross intangible assets(1)	$114,689	$146,593
Accumulated amortization	49,725	67,500
Net intangible assets	$64,964	$79,093

(1)Includes $2.8 million and $3.8 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(305)	$(367)	$(367)
Increase in operating lease income for amortization of below market lease intangibles acquired	2,068	2,255	2,601
Total	$1,763	$1,888	$2,234

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of December 31, 2022 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2023	$973	$4,531
2024	973	4,531
2025	973	4,391
2026	976	3,740
2027	976	3,554
Thereafter	23,177	41,372
Total	$28,048	$62,119

Rent Receivables

There were $1.3 million, $0.4 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at December 31, 2022 ($ in thousands):

Period Ending December 31,	Amount
2023	$55,354
2024	50,095
2025	49,871
2026	48,402
2027	45,251
Thereafter	196,797
Total	$445,770

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company, which were reimbursable by our tenants pursuant to the terms of the lease agreements, were $5.2 million, $5.0 million, and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2022	(2)	Apartments	New York, NY	$15,436	100.0%
November 2022	(3)	Office	Houston, TX	9,386	100.0%
Total real estate acquisitions				$24,822

(1)Properties were consolidated as of acquisition date.
(2)In February 2022, the Company acquired, via change in control, a previously held interest in a non-controlling equity investment in a mixed use property with one remaining residential condo unit and one remaining retail condo unit in New York, New York. The carrying value of the property at the time of change in control was $15.4 million, which was determined to be fair value. The fair value of the remaining condo unit was determined based on comparable sales in the building and the value of the remaining retail unit was valued utilizing a direct capitalization rate of 5.5%. The key inputs used to determine fair value were determined to be Level 3 inputs.
(3)In November 2022, the Company acquired an office property in Houston, TX via foreclosure. The property served as collateral for a mortgage loan receivable held for investment with a basis of $10.3 million. In connection with the foreclosure, the Company received $0.9 million of cash. The Company obtained a third-party appraisal of the property. The $9.4 million fair value was determined by using the sales comparison and income approaches. The appraiser utilized a terminal capitalization rate of 9.5% and a discount rate of 10.5%. There was no gain or loss resulting from the foreclosure of the loan.

During the year ended December 31, 2021, the Company acquired the following properties ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2021	(2)	Hotel	Miami, FL	$43,750	100.0%
August 2021		Apartments	Stillwater, OK	20,452	80.0%
December 2021	(3)	Hotel	Schaumburg, IL	38,000	100.0%
Total real estate acquisitions				$102,202

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

During the year ended December 31, 2020, the Company acquired the following properties ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
Aggregate purchases of net leased real estate				$7,440	100.0%
Real estate acquired via foreclosure
March 2020	(2)	Land	Los Angeles, CA	21,535	100.0%
June 2020	(3)	Hotel	Winston-Salem, NC	3,900	100.0%
December 2020	(4)	Hotel	South Bend, IN	3,875	100.0%
Total real estate acquired via foreclosure				29,310
Total real estate acquisitions				$36,750

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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, all acquisitions were determined to be asset acquisitions.

Sales

The Company sold the following properties during the year ended December 31, 2022 ($ in thousands):

Sales Date	Type	Primary Location(s)		Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2022	Office	Ewing, NJ		$38,694	$24,175	$14,519	1
March 2022	Warehouse	Conyers, GA		40,752	26,116	14,636	1
June 2022	Apartments	Stillwater, OK		23,314	18,032	5,283	1
June 2022	Apartments	Miami, Fl		60,856	37,585	23,270	1
September 2022	Retail	Wichita, KS		9,503	5,110	4,393	1
December 2022	Apartments	New York, NY	(1)	7,935	7,402	533	1
December 2022	Retail	Sennett, NY		10,599	4,245	6,354	1
December 2022	Office	Richmond, VA		118,872	71,862	47,010	1
Totals			(2)	$310,525	$194,527	$115,998

(1)One unit was sold, and one unit remains.
(2)Excludes $4.4 million of prepayment costs upon repayment of mortgage financings in connection with certain sales that is recorded within interest expense on the consolidated statement of income, such amount was correspondingly paid by the buyer and received by the Company as part of the sale and recorded in fee and other income on the consolidated statement of income.

The Company sold the following properties during the year ended December 31, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1
June 2021	Net Lease	North Dartmouth, MA	38,732	19,343	19,389	1
August 2021	Net Lease	Pittsfield, MA	18,651	10,564	8,087	1
August 2021	Net Lease	Ankeny, IA	19,021	13,341	5,680	1
August 2021	Apartments	Arlington/Fort Worth, TX	26,496	22,498	3,998	2
November 2021	Net Lease	Bessemer City, NC	33,447	21,333	12,114	1
December 2021	Land	Los Angeles, CA	19,469	21,452	(1,983)	1
December 2021	Net Lease	Snellville, GA	9,695	5,483	4,212	1
December 2021	Net Lease	Columbia, SC	9,941	5,674	4,269	1
Totals			$219,202	$163,438	$55,766

The Company sold the following properties during the year ended December 31, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold
Various	Condominium	Miami, FL	$1,832	$1,821	$11	—	6
March 2020	Office	Richmond, VA	22,527	14,829	7,698	7	—
March 2020	Office	Richmond, VA	6,932	4,109	2,823	1	—
August 2020	Net Lease	Bellport, NY	19,434	15,012	4,422	1	—
September 2020	Warehouse	Lithia Springs, GA	39,491	23,187	16,304	1	—
September 2020	Hotel	Winston Salem, NC	4,647	3,803	844	1	—
December 2020	Hotel	South Bend, IN	3,875	3,875	—	1	—
Totals			$98,738	$66,636	$32,102

The Company continues to actively monitor our real estate properties for both the immediate and long-term impact of current market conditions, including the inflationary environment, rising interest rates and the ongoing impact of the COVID-19 pandemic.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated ventures, which we account for using the equity method, as of December 31, 2022 and December 31, 2021 ($ in thousands):

Entity	December 31, 2022	December 31, 2021
Grace Lake JV, LLC	$6,219	$5,434
24 Second Avenue Holdings LLC	—	17,720
Investment in unconsolidated ventures	$6,219	$23,154

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated ventures for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
Entity	2022	2021	2020
Grace Lake JV, LLC	$1,410	$1,411	976
24 Second Avenue Holdings LLC	—	168	845
Earnings (loss) from investment in unconsolidated ventures	$1,410	$1,579	$1,821

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

During the year ended December 31, 2022, the Company received a $0.6 million distribution from its investment in Grace Lake LLC. There were no distributions received during the year ended December 31, 2021.

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

Combined Summary Financial Information for Unconsolidated Ventures

The following is a summary of the combined financial position of the unconsolidated ventures in which the Company had investment interests as of December 31, 2022 and December 31, 2021 ($ in thousands):

	December 31, 2022(1)	December 31, 2021
Total assets	$69,879	$109,873
Total liabilities	55,916	66,387
Partners’/members’ capital	$13,963	$43,486

(1)As of December 31, 2022, the balance represents only the Grace Lake LLC interest.

The following is a summary of the combined results from operations of the unconsolidated ventures for the period in which the Company had investment interests during the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Total revenues	$19,194	$18,870	$17,461
Total expenses	13,555	13,132	14,206
Net income (loss)	$5,639	$5,738	$3,255

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2022 and December 31, 2021 are as follows ($ in thousands):

December 31, 2022

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at December 31, 2022(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility	$500,000	$318,983		$181,017	6.07%	—	6.57%	9/27/2025	(2)	(3)	$428,477	$429,276
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	2/26/2023	(4)	(5)	—	—
Committed Loan Repurchase Facility	300,000	157,558		142,442	6.19%	—	7.07%	12/19/2023	(6)	(7)	244,102	244,102
Committed Loan Repurchase Facility	100,000	47,415		52,585	6.00%	—	6.00%	4/30/2024	(8)	(3)	63,307	63,307
Committed Loan Repurchase Facility	100,000	77,959		22,041	5.74%	—	6.24%	1/3/2023	(2)	(3)	103,393	103,393
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2024	(9)	(7)	—	—
Committed Loan Repurchase Facility	100,000	14,979		85,021	7.07%	—	7.07%	7/14/2023	(10)	(11)	21,206	21,206
Total Committed Loan Repurchase Facilities	1,300,000	616,894		683,106							860,485	861,284
Committed Securities Repurchase Facility	100,000	8,640		91,360	5.04%	—	5.29%	5/27/2023	N/A	(12)	10,023	10,023
Uncommitted Securities Repurchase Facility	N/A (13)	222,328		N/A (13)	4.73%	—	6%	3/2/2023	N/A	(12)	247,351	247,351	(14)
Total Repurchase Facilities	1,400,000	847,862		774,466							1,117,859	1,118,658
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	7/27/2023	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	497,454	497,991		—	4.25%	—	8.03%	2023 - 2031(17)	N/A	(18)	559,885	710,977	(19)
CLO Debt	1,064,365	1,058,462	(20)	—	5.52%	—	7.97%	2024 - 2026(21)	N/A	(3)	1,308,654	1,308,654
Borrowings from the FHLB	213,000	213,000		—	2.74%	—	4.70%	2023 - 2024	N/A	(22)	248,806	248,806	(23)
Senior Unsecured Notes	1,643,794	1,628,382	(24)	—	4.25%	—	5.25%	2025 - 2029	N/A	N/A (25)	N/A (25)	N/A (25)
Total Debt Obligations, Net	$5,142,463	$4,245,697		$1,098,316							$3,235,204	$3,387,095

(1)LIBOR and Term SOFR rates in effect as of December 31, 2022 are used to calculate interest rates for floating rate debt, as applicable.
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
(6)Two additional 364-day periods at Company’s option.
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
(20)Presented net of unamortized debt issuance costs of $5.9 million at December 31, 2022.
(21)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.

(22)Investment grade commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(23)Includes $6.6 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(24)Presented net of unamortized debt issuance costs of $15.4 million at December 31, 2022.
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

Committed Loan and Securities Repurchase Facilities
The Company has entered into seven committed master repurchase agreements, as outlined in the December 31, 2022 table above, totaling $1.3 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of December 31, 2022 and December 31, 2021.

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

As of December 31, 2022, the Company had total debt obligations of $847.9 million outstanding pursuant to repurchase agreements with seven counterparties. As of December 31, 2022, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $76.7 million, or 5% of our total equity. As of December 31, 2022, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 24%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2023 with four additional one-year extension options, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of December 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

Debt Issuance Costs

As of December 31, 2022 and December 31, 2021, the amounts of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $5.0 million and $2.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

These non-recourse debt agreements provide for secured financing at rates ranging from 4.25% to 8.03%, and, as of December 31, 2022, have anticipated maturity dates between 2023-2031, with an average term of 3.8 years. These mortgage loans have carrying amounts of $498.0 million and $693.8 million, net of unamortized premiums of $2.4 million and $3.2 million as of December 31, 2022 and December 31, 2021, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.7 million, $1.4 million and $1.2 million of premium amortization, which decreased interest expense for the years ended December 31, 2022, 2021, and 2020, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $559.9 million and $805.0 million as of December 31, 2022 and December 31, 2021, respectively. During each of the the years ended December 31, 2022 and December 31, 2021, the Company executed one term debt agreement to finance properties in its real estate portfolio.

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

As of December 31, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $5.9 million.

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

As of December 31, 2022, Tuebor had $213.0 million of borrowings outstanding, with terms of 0.6 years to 1.75 years (with a weighted average of 1.25 years), and interest rates of 2.74% to 4.70% (with a weighted average of 4.52%). As of December 31, 2022, collateral for the borrowings was comprised of $248.8 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%, respectively).

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $818.9 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2022. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of December 31, 2022, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of December 31, 2022 and 2021.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of the directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval.

During the year ended December 31, 2022, the Company repurchased $4.0 million of the 2025 Notes and recognized a gain of $0.3 million on extinguishment of debt, $1.0 million of the 2027 Notes and recognized a gain of $0.2 million on extinguishment of debt, and $1.0 million of the 2029 Notes and recognized a gain of $0.2 million on extinguishment of debt.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with a U.S. multinational corporation (the “Lender”), under which the Lender provided the Company with $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility was secured on a first lien basis on a portfolio of certain of the Company’s loans and matured on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, which was fully paid as of June 30, 2022. The Senior Financing Facility was non-recourse, subject to limited exceptions, and did not contain mark-to-market provisions. Additionally, the Senior Financing Facility provided the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximized the Company’s financial flexibility.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2023	$326,607
2024	610,070
2025	612,006
2026	89,161
2027	845,394
Thereafter	718,872
Subtotal	3,202,110
Debt issuance costs included in senior unsecured notes	(15,412)
Debt issuance costs included in mortgage loan financings	(1,883)
Premiums included in mortgage loan financings(2)	2,420
Total (3)	$3,187,235

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
(3)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $5.9 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

Financial Covenants

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2022.

The Company was in compliance with all covenants described in the financial statements as of December 31, 2022.

LIBOR Transition

The Company has implemented fallback language for our LIBOR-based bi-lateral committed repurchase facilities and Revolving Credit Facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of December 31, 2022, 59.3% and 40.7% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. The Company continues to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

8. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2022 and December 31, 2021 ($ in thousands):

December 31, 2022

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000	$1,804	$—	1.68
Futures
5-year Treasury-Note Futures	44,200	$51	$—	0.25
10-year Treasury-Note Futures	61,400	71	—	0.25
Total futures	105,600	122	—
Options
Options	9,100	112	—	0.20
Total derivatives	$204,700	$2,038	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2021

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$84,621	$60	$—	0.57
Futures
5-year Swap	6,500	76	—	0.25
10-year Swap	23,000	266	—	0.25
Total futures	29,500	342	—
Total derivatives	$114,121	$402	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

	Year Ended December 31, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$984	$648	$1,632
Futures	(219)	11,078	10,859
Options	(131)	—	(131)
Total	$634	$11,726	$12,360

	Year Ended December 31, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(8)	$—	$(8)
Futures	42	1,715	1,757
Total	$34	$1,715	$1,749

	Year Ended December 31, 2020
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$(379)	$(15,113)	$(15,492)
Credit Derivatives	111	111	222
Total	$(268)	$(15,002)	$(15,270)

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $2.5 million, $0.5 million, and $0.8 million of cash margin as collateral for derivatives as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively, which is included in restricted cash in the consolidated balance sheets.

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2022 and December 31, 2021. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$2,038	$—	$2,038	$—	$(2,505)	$(467)
Total	$2,038	$—	$2,038	$—	$(2,505)	$(467)

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$847,863	$—	$847,863	$847,863	$19,128	$828,735
Total	$847,863	$—	$847,863	$847,863	$19,128	$828,735

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$402	$—	$402	$—	$(526)	$402
Total	$402	$—	$402	$—	$(526)	$402

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$444,577	$—	$444,577	$444,577	$1,975	$442,603
Total	$444,577	$—	$444,577	$444,577	$1,975	$442,603

(1)Included in restricted cash on consolidated balance sheets.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2022 and December 31, 2021 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of December 31, 2022 and December 31, 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Restricted cash	$4,902	$369
Mortgage loan receivables held for investment, net, at amortized cost	1,308,654	1,299,116
Accrued interest receivable	8,313	4,587
Other assets	17,505	26,636
Total assets	$1,339,374	$1,330,708
Debt obligations, net	$1,058,462	$1,054,774
Accrued expenses	3,029	1,218
Other liabilities	65	65
Total liabilities	1,061,556	1,056,057
Net equity in VIEs (eliminated in consolidation)	277,818	274,651
Total equity	277,818	274,651
Total liabilities and equity	$1,339,374	$1,330,708

Refer to Note 7. Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

11. EQUITY STRUCTURE AND ACCOUNTS

The Company has one outstanding class of common stock, Class A as of December 31, 2022, 2021 and 2020. Prior to September 30, 2020, the Company also had Class B common stock. The Class A and Class B common stock are described as follows:

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

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. During the year ended December 31, 2020, 12,158,933 Series REIT LP Units and 12,158,933 Series TRS LP Units were collectively exchanged for 12,158,933 shares of Class A common stock and 12,158,933 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges. As of December 31, 2022, 2021 and 2020, the Company held a 100.0% interest in LCFH.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2022, the Company has a remaining amount available for repurchase of $46.7 million, which represents 3.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.04 per share on such date.

The following tables summarize of the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Additional authorizations(2)		10,534
Repurchases paid	783,599	(7,919)
Authorizations remaining as of December 31, 2022		$46,737

(1)Amount excludes commissions paid associated with share repurchases.
(2)On July 27, 2022 the Board authorized repurchases up to $50.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations(2)		15,027
Repurchases paid	822,928	(9,007)
Authorizations remaining as of December 31, 2021		$44,122

(1)Amount excludes commissions paid associated with share repurchases.
(2)On August 4, 2021, the Board authorized additional repurchases of up to $50.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	384,251	(3,030)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2020		$38,102

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2022, 2021 and 2020:

Declaration Date	Dividend per Share
March 15, 2022	$0.20
June 15, 2022	0.22
September 15, 2022	0.23
December 15, 2022	0.23
Total	$0.88

March 15, 2021	$0.20
June 15, 2021	0.20
September 15, 2021	0.20
December 15, 2021	0.20
Total	$0.80

February 27, 2020	$0.34
May 28, 2020	0.20
August 31, 2020	0.20
December 31, 2020	0.20
Total	$0.94

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2022, 2021, and 2020:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
December 31, 2021	January 18, 2022	(1)	$0.200	$0.034	$—	$0.166	$0.051	$—	$0.034
March 31, 2022	April 15, 2022		0.200	0.034	—	0.166	0.051	—	0.034
June 30, 2022	July 15, 2022		0.220	0.038	—	0.182	0.056	—	0.038
September 30, 2022	October 17, 2022		0.230	0.039	—	0.191	0.059	—	0.039
December 31, 2022	January 17, 2023		0.230	0.039	—	0.191	0.059	—	0.039
Total			$1.080	$0.184	$—	$0.896	$0.276	$—	$0.184

(1)The fourth quarter dividend paid on January 18, 2022 was $0.200 and is considered a 2022 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
December 31, 2020	January 15, 2021	(1)	$0.200	$0.053	$0.001	$0.095	$0.039	$0.052	$0.053
March 31, 2021	April 15, 2021		$0.200	$0.053	$0.001	$0.095	$0.039	$0.052	$0.053
June 30, 2021	July 15, 2021		0.200	0.053	0.001	0.095	0.039	0.052	0.053
September 30, 2021	October 15, 2021		0.200	0.053	0.001	0.095	0.039	0.052	0.053
December 31, 2021	January 18, 2022	(2)	—	—	—	—	—	—	—
Total			$0.800	$0.212	$0.004	$0.380	$0.156	$0.208	$0.212

(1)The fourth quarter dividend paid on January 15, 2021 was $0.200 and is considered a 2021 dividend for U.S. federal income tax purposes.
(2)The fourth quarter dividend paid on January 18, 2022 was $0.200 and is considered a 2022 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
March 10, 2020	April 1, 2020		$0.340	$0.230	$—	$0.039	$0.016	$0.071	$0.230
June 10, 2020	July 1, 2020		0.200	0.135	—	0.023	0.009	0.042	0.135
September 10, 2020	October 1, 2020		0.200	0.135	—	0.023	0.009	0.042	0.135
December 31, 2020	January 15, 2021	(1)	—	—	—	—	—	—	—
Total			$0.740	$0.500	$—	$0.085	$0.034	$0.155	$0.500

(1)The fourth quarter dividend paid on January 15, 2021 was $0.200 and is considered a 2021 dividend for U.S. federal income tax purposes.

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2021	$(4,112)	$(2)	$(4,114)
Other comprehensive income (loss)	(16,897)	—	(16,897)
December 31, 2022	$(21,009)	$(2)	$(21,011)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(10,463)	$(2)	$(10,465)
Other comprehensive income (loss)	6,351	—	6,351
December 31, 2021	$(4,112)	$(2)	$(4,114)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2019	$4,218	$475	$4,693
Other comprehensive income (loss)	(9,950)	(5,208)	(15,158)
Exchange of noncontrolling interest for common stock	(6,952)	6,952	—
Rebalancing of ownership percentage between Company and Operating Partnership	2,221	(2,221)	—
December 31, 2020	$(10,463)	$(2)	$(10,465)

12. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of December 31, 2022, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $79.9 million, and a single-tenant office building in Oakland County, MI with a book value of $8.9 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the year ended December 31, 2022, the Company sold its interests in an apartment complex in Stillwater, OK, an apartment complex in Miami, FL, and office buildings in Richmond, VA. Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further details.

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. There were no changes in ownership interest for the twelve months ended December 31, 2022.

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

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2022, 2021, and 2020 consist of the following:

	Year Ended December 31,
($ in thousands except share amounts)	2022	2021	2020
Basic and Diluted Net income (loss) available for Class A common shareholders	$142,217	$56,522	$(14,445)
Weighted average shares outstanding:
Basic	124,301,421	123,763,843	112,409,615
Diluted	125,823,671	124,563,051	112,409,615

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2022, 2021, and 2020 consist of the following:

	Year Ended December 31,
(In thousands except share and per share amounts) (1)	2022	2021	2020(2)
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$142,217	$56,522	$(14,445)
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,301,421	123,763,843	112,409,615
Basic net income (loss) per share of Class A common stock	$1.14	$0.46	$(0.13)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$142,217	$56,522	$(14,445)
Diluted net income (loss) attributable to Class A common shareholders	142,217	56,522	(14,445)
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,301,421	123,763,843	112,409,615
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	1,522,250	799,208	—
Diluted weighted average number of shares of Class A common stock outstanding	125,823,671	124,563,051	112,409,615
Diluted net income (loss) per share of Class A common stock	$1.13	$0.45	$(0.13)

(1)The Company is using the treasury stock method.
(2)For the year ended December 31, 2020, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no Class B shares outstanding during the years ended December 31, 2022 and December 31, 2021.

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

14. STOCK BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock based compensation plans and other compensation plans ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock Based Compensation Expense	$31,584	$15,300	$42,728
Phantom Equity Investment Plan	—	22	(1,238)
Stock Options Exercised	—	—	270
Total Stock Based Compensation Expense(1)	$31,584	$15,322	$41,760

(1)Variance between twelve months ended December 31, 2022, December 31, 2021, December 31, 2020 is primarily due to timing of 2020, 2021 and 2022 employee stock and bonus compensation.

A summary of the grants is presented below:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	2,884,303	$11.87	747,713	$9.81	4,423,215	$12.84

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at December 31, 2022 and changes during 2022 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2021	2,145,380	$12.76	623,788
Granted	2,884,303	11.87	—
Vested	(2,404,181)	11.89	—
Forfeited	(95,931)	11.61	—
Nonvested/Outstanding at December 31, 2022	2,529,571	$12.62	623,788

Exercisable at December 31, 2022 (1)			623,788

(1)The weighted-average exercise price of outstanding options, warrants and rights is $14.84 at December 31, 2022.

At December 31, 2022 there was $12.4 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 33 months, with a weighted-average remaining vesting period of 21.7 months.

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

On January 31, 2022, in connection with 2021 compensation, annual stock awards were granted to management employees (each, a “Management Grantee”), with an aggregate fair value of $18 million, which represents 1,517,627 shares of Class A common stock. The grant to Mr. Harris and approximately 2/3 of the grants to Ms. McCormack and Mr. Perelman were unrestricted. The other 1/3 of incentive equity granted to Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 210,662 shares with an aggregate fair value of $2.5 million), approximately 1/3 of the awards were unrestricted, with another 1/3 of the awards subject to time-based vesting criteria, and the remaining 1/3 subject to attainment of the Performance Target for the applicable years.

On January 31, 2022, in connection with 2021 compensation, annual stock awards were granted to certain non-management employees (“Non-Management Grantees”) with an aggregate fair value of $15.4 million, which represents 1,293,853 shares of Class A common stock. Of these awards, 264,704 shares were unrestricted, 497,169 shares are subject to time-based vesting criteria, and the remaining 531,980 shares are subject to attainment of the Performance Target for the applicable years. Approximately 2/3 of all the shares subject to attainment of the Performance Target, are also subject to the Catch-Up Provision.

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

Other 2022 Restricted Stock Awards

On February 18, 2022, certain members of the board of directors received annual restricted stock awards with a grant date fair value of $0.4 million, representing 31,860 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

Annual Incentive Awards Granted in 2021 with Respect to 2020 Performance

On January 1, 2021, in connection with 2020 compensation, annual stock awards were granted to Non-Management Grantees with an aggregate fair value of $7.0 million, which represents 711,653 shares of Class A common stock. Approximately one-third of the awards to Non-Management Grantees were unrestricted, with another one-third of the awards subject to time-based vesting criteria, and the remaining one-third subject to attainment of the Performance Target for the applicable years. The one-third of awards subject to attainment of the Performance Target is also subject to the Catch-Up Provision and the Performance Waiver, defined below. The time-vesting restricted stock will vest in three installments on February 18 of each of 2022, 2023 and 2024, subject to continued employment on the applicable vesting dates. Fair value for all restricted and unrestricted stock grants was calculated using the most recent closing stock price prior to the grant date (due to markets being closed on the grant date). Compensation expense for unrestricted stock grants was expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly. On May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates (the “Performance Waiver”). The Performance Waiver was made in recognition of the actions taken by Ladder’s employees in response to COVID-19 that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements. Such actions included maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources. In the second quarter, the 2021 Performance Waiver applied to one Ladder employee.

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

Change in Control

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Miceli, Ms. McCormack, Mr. Perelman, and one Non-Management Grantee will become fully vested if (1) such Grantee continues to be employed through the closing of the change in control; or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such Grantee’s employment is terminated without cause or due to death or disability or the Grantee resigns for Good Reason, as defined in each Grantee’s employment agreement. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted.

In the event Ms. Porcella or a Non-Management Grantee, except for the one mentioned above, is terminated by the Company without cause within six months of certain changes in control, all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (or be forfeited) in accordance with the performance conditions.

Bonus Payments
During the year ended December 31, 2021, the Company recorded $11.0 million of compensation expense related to cash bonuses that were paid in January 2022. For the three months ended March 31, 2021, the Company paid $1.1 million compensation expense related to bonuses accrued for during the year ended December 31, 2020. The remaining amounts of incentive compensation related to the year ended December 31, 2020 were paid in the form of equity.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2022 and December 31, 2021 are as follows ($ in thousands):

December 31, 2022

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$562,839		$562,246	$541,333	Internal model, third-party inputs	5.32%	1.06
CMBS interest-only(1)	1,026,195	(2)	10,498	10,443	Internal model, third-party inputs	3.65%	1.45
GNMA interest-only(3)	45,369	(2)	285	281	Internal model, third-party inputs	4.23%	3.3
Agency securities(1)	36		36	35	Internal model, third-party inputs	2.70%	1.54
U.S. Treasury securities(1)	36,000		35,328	35,328	Internal model, third-party inputs	4.17%	0.6
Equity securities(3)	N/A		160	118	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	3,907,295		3,885,746	3,875,708	Discounted Cash Flow(5)	8.85%	1.26
Mortgage loan receivables held for sale	31,350		27,391	27,391	Internal model, third-party inputs(6)	4.57%	9.19
FHLB stock(7)	9,585		9,585	9,585	(7)	4.75%	N/A
Nonhedge derivatives(1)(10)	204,700		2,038	2,038	Counterparty quotations	N/A	1.52

Liabilities:
Repurchase agreements - short-term	481,465		481,465	481,465	Cost plus Accrued Interest (8)	4.04%	0.37
Repurchase agreements - long-term	366,398		366,398	366,398	Discounted Cash Flow(9)	4.06%	2.56
Mortgage loan financing	497,454		497,991	477,101	Discounted Cash Flow	5.51%	3.36
CLO debt	1,064,365		1,058,462	1,058,462	Discounted Cash Flow(9)	6.35%	15.92
Borrowings from the FHLB	213,000		213,000	213,055	Discounted Cash Flow	1.61%	1.25
Senior unsecured notes	1,643,794		1,628,382	1,397,977	Internal model, third-party inputs	4.66%	4.75

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $20.8 million at December 31, 2022.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2022 and December 31, 2021 ($ in thousands):

December 31, 2022

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$553,424		$—	$—	$532,304	$532,304
CMBS interest-only(1)	1,017,735	(2)	—	—	10,026	10,026
GNMA interest-only(3)	45,369	(2)	—	—	281	281
Agency securities(1)	36		—	—	35	35
U.S. Treasury securities	36,000		35,328	—	—	35,328
Equity securities	N/A		118	—	—	118
Nonhedge derivatives(4)	204,700		—	2,038	—	2,038
			$35,446	$2,038	$542,646	$580,130

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,907,295		$—	$—	$3,875,708	$3,875,708
Mortgage loan receivable held for sale(6)	31,350		—	—	27,391	27,391
CMBS(7)	9,415		—	—	9,030	9,030
CMBS interest-only(7)	8,460		—	—	417	417
FHLB stock	9,585		—	—	9,585	9,585
			$—	$—	$3,922,131	$3,922,131
Liabilities:
Repurchase agreements - short-term	$481,465		$—	$—	$481,465	$481,465
Repurchase agreements - long-term	366,398		—	—	366,398	366,398
Mortgage loan financing	497,454		—	—	477,101	477,101
CLO debt	1,064,365		—	—	1,058,462	1,058,462
Borrowings from the FHLB	213,000		—	—	213,055	213,055
Senior unsecured notes	1,643,794		—	—	1,397,977	1,397,977
			$—	$—	$3,994,458	$3,994,458

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
(5)Balance does not include impact of allowance for current expected credit losses of $20.8 million at December 31, 2022.
(6)A lower of cost or market adjustment was recorded as of December 31, 2022.
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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
Level 3	2022	2021
Balance at January 1,	$692,864	$1,046,570
Transfer from level 2	—	—
Purchases	59,333	247,040
Sales	(4,261)	(438,594)
Paydowns/maturities	(183,929)	(163,297)
Amortization of premium/discount	(4,354)	(6,708)
Unrealized gain/(loss)	(16,901)	6,259
Realized gain/(loss) on sale	(106)	1,594
Balance at December 31,	$542,646	$692,864

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

December 31, 2022

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$532,304		Discounted cash flow	Yield (4)	2.89%	5.29%	17.47%
CMBS interest-only(1)	10,026	(2)	Discounted cash flow	Yield (4)	1.39%	3.72%	19.66%
GNMA interest-only(3)	281	(2)	Discounted cash flow	Yield (4)	1.28%	5.50%	10.00%
Agency securities(1)	35		Discounted cash flow	Yield (4)	2.70%	2.70%	2.7%
Total	$542,646

December 31, 2021

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$676,398		Discounted cash flow	Yield (4)	0.77%	1.51%	5.28%
				Duration (years)(5)	0	1.93	8.39
CMBS interest-only(1)	15,344	(2)	Discounted cash flow	Yield (4)	—%	5.7%	9.34%
				Duration (years)(5)	0.03	1.81	2.58
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	559	(2)	Discounted cash flow	Yield (4)	—%	4.97%	10.00%
				Duration (years)(5)	0	2.72	5.56
				Prepayment speed (CPJ)(5)	5	17.41	35.00
Agency securities(1)	563		Discounted cash flow	Yield (4)	1.44%	1.58%	2.78%
				Duration (years)(5)	0	0.42	0.47
Total	$692,864

(1)CMBS, CMBS interest-only securities, Agency securities, GNMA permanent securities, U.S. Treasury securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.
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

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Current expense (benefit)
U.S. federal	$1,823	$(280)	$(8,087)
State and local	3,591	936	(1,796)
Total current expense (benefit)	5,414	656	(9,883)
Deferred expense (benefit)
U.S. federal	(445)	311	119
State and local	(60)	(39)	(25)
Total deferred expense (benefit)	(505)	272	94
Provision for income tax expense (benefit)	$4,909	$928	$(9,789)

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
US statutory tax rate	21.00%	21.00%	21.00%
REIT income not subject to corporate income tax	(18.09)%	(17.72)%	65.98%
Increase due to state and local taxes	0.59%	(0.46)%	9.85%
Change in valuation allowance	(1.17)%	(1.20)%	6.91%
Offshore non-taxable income	(1.35)%	(3.75)%	(41.96)%
Uncertain tax position recorded (released)	1.45%	—%	(2.54)%
Section 163 (j) interest expense limitation	0.08%	0.27%	(7.12)%
REIT income taxes	0.28%	(0.31)%	(2.59)%
Return to provision	(0.64)%	1.64%	(1.25)%
Net operating loss carryback benefit	—%	—%	4.54%
Other	0.74%	2.14%	(1.96)%
Effective income tax rate	2.89%	1.61%	50.86%

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2022 and 2021, the Company’s net deferred tax assets (liabilities) were $(1.8) million and $(2.3) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes that, other than the specific deferred tax assets described below, it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company has recorded deferred tax assets related to net operating losses in the taxable REIT subsidiaries that are expected to be fully utilized in future periods. The net operating loss subject to unlimited carryforward is $11.8 million as of December 31, 2022.

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2022	December 31, 2021
Deferred Tax Assets
Net operating loss carryforward	$3,493	$6,766
Net unrealized losses	641	—
Capital losses carryforward	4,356	6,005
Valuation allowance	(4,356)	(6,005)
Interest expense limitation	1,385	1,647
Valuation allowance	(1,385)	(1,647)
Total Deferred Tax Assets	$4,134	$6,766

	December 31, 2022	December 31, 2021
Deferred Tax Liability
Basis difference in operating partnerships	$5,911	$9,048
Total Deferred Tax Liability	$5,911	$9,048

As of December 31, 2022, the Company had $4.4 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. As of December 31, 2021, the Company had $6.0 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2024. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against these deferred tax assets.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2022, the tax years 2018-2022 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2013. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

As of December 31, 2022, there was an unrecognized tax benefit of $2.4 million, which is included in the accrued expenses in the Company’s consolidated balance sheets. As of December 31, 2021, the Company’s did not have any unrecognized tax benefit . This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2022, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

To determine the current amount of the payments due, the Company estimated the amount of the Tax Receivable Agreement payments to be made within twelve months of the balance sheet date. As of December 31, 2022 the Company had no liability pursuant to the Tax Receivable Agreement. In 2021, the Company had no liability pursuant to the Tax Receivable Agreement.

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

18. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2022, the Company had a $16.0 million lease liability and a $15.8 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating lease of office space. Right-of use lease assets initially equal the lease liability. During the years ended December 31, 2022 and 2021, the Company recognized $1.1 million and $1.1 million, respectively, in Operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease obligations under non-cancelable operating leases, as of December 31, 2022 are as follows ($ in thousands):

2023	$788
2024	2,171
2025	2,207
2026	2,219
2027	2,232
Thereafter	13,344
Total undiscounted cash flows	22,961
Present value discount (1)	(6,996)
Lease liabilities	$15,965

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral which is estimated to be 6.62%, and the remaining lease term is 10.6 years.

Investments in Unconsolidated Ventures

The Company has made investments in various unconsolidated ventures. Refer to Note 6, Investment in and Advances to Unconsolidated Ventures, for further details of our unconsolidated investments. The Company’s maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of December 31, 2022, the Company’s off-balance sheet arrangements consisted of $321.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 52% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2021, the Company’s off-balance sheet arrangements consisted of $390.1 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The Company carefully monitors the progress of work at properties that serve as collateral underlying its commercial mortgage loans, including the progress of capital expenditures, construction, leasing and business plans in light of current market conditions. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Year ended December 31, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$269,629	$20,659	$6	$3,226	$293,520
Interest expense	(68,158)	(4,620)	(36,683)	(86,141)	(195,602)
Net interest income (expense)	201,471	16,039	(36,677)	(82,915)	97,918
(Provision for) release of loan loss reserves	(3,711)	—	—	—	(3,711)
Net interest income (expense) after provision for (release of) loan reserves	197,760	16,039	(36,677)	(82,915)	94,207

Real estate operating income	—	—	108,269	—	108,269
Sale of loans, net	(2,511)	—	—	—	(2,511)
Realized gain (loss) on securities	—	(73)	—	—	(73)
Unrealized gain (loss) on equity securities	—	(41)	—	—	(41)
Unrealized gain (loss) on Agency interest-only securities	—	(45)	—	—	(45)
Realized gain on sale of real estate, net	—	—	115,998	—	115,998
Fee and other income	10,149	55	4,355	461	15,020
Net result from derivative transactions	6,755	3,972	1,633	—	12,360
Earnings (loss) from investment in unconsolidated ventures	—	—	1,410	—	1,410
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	14,393	3,868	231,665	1,146	251,072

Compensation and employee benefits	—	—	—	(75,836)	(75,836)
Operating expenses	—	—	—	(20,716)	(20,716)
Real estate operating expenses	—	—	(38,605)	—	(38,605)
Fee expense	(2,325)	(277)	(954)	(3,679)	(7,235)
Depreciation and amortization	—	—	(32,632)	(41)	(32,673)
Total costs and expenses	(2,325)	(277)	(72,191)	(100,272)	(175,065)

Income tax (expense) benefit	—	—	—	(4,909)	(4,909)
Segment profit (loss)	$209,828	$19,630	$122,797	$(186,950)	$165,305

Total assets as of December 31, 2022	$3,892,382	$587,519	$706,355	$764,917	$5,951,173

Year ended December 31, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$162,349	$13,101	$1	$648	$176,099
Interest expense	(53,414)	(2,403)	(36,075)	(91,057)	(182,949)
Net interest income (expense)	108,935	10,698	(36,074)	(90,409)	(6,850)
(Provision for) release of loan loss reserves	8,713		—	—	8,713
Net interest income (expense) after provision for (release of) loan reserves	117,648	10,698	(36,074)	(90,409)	1,863

Real estate operating income	—	—	101,564	—	101,564
Sale of loans, net	8,398	—	—	—	8,398
Realized gain (loss) on securities	—	1,594	—	—	1,594
Unrealized gain (loss) on Agency interest-only securities	—	(91)	—	—	(91)
Realized gain on sale of real estate, net	—	—	55,766	—	55,766
Fee and other income	10,507	—	50	633	11,190
Net result from derivative transactions	507	1,250	(8)	—	1,749
Earnings (loss) from investment in unconsolidated ventures	335	—	1,244	—	1,579
Total other income (loss)	19,747	2,753	158,616	633	181,749

Compensation and employee benefits	—	—	—	(38,347)	(38,347)
Operating expenses(3)	127	—	—	(17,799)	(17,672)
Real estate operating expenses	—	—	(26,161)	—	(26,161)
Fee expense	(2,341)	(217)	(849)	(2,403)	(5,810)
Depreciation and amortization	—	—	(37,702)	(99)	(37,801)
Total costs and expenses	(2,214)	(217)	(64,712)	(58,648)	(125,791)

Income tax (expense) benefit	—	—	—	(928)	(928)
Segment profit (loss)	$135,181	$13,234	$57,830	$(149,352)	$56,893

Total assets as of December 31, 2021	$3,521,986	$703,280	$914,027	$711,959	$5,851,252

Year ended December 31, 2020	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$205,640	$32,904	$13	$1,292	$239,849
Interest expense	(48,084)	(21,554)	(39,396)	(118,440)	(227,474)
Net interest income (expense)	157,556	11,349	(39,383)	(117,148)	12,375
(Provision for) release of loan loss reserves	(18,277)	2	—	—	(18,275)
Net interest income (expense) after provision for (release of) loan reserves	139,279	11,351	(39,383)	(117,148)	(5,900)

Real estate operating income	—	—	100,248	—	100,248
Sale of loans, net	(1,571)	—	—	—	(1,571)
Realized gain (loss) on securities	—	(12,410)	—	—	(12,410)
Unrealized gain (loss) on equity securities	—	(132)	—	—	(132)
Unrealized gain (loss) on Agency interest-only securities	—	263	—	—	263
Realized gain on sale of real estate, net	—	—	32,102	—	32,102
Fee and other income	9,142	403	25	3,084	12,654
Net result from derivative transactions	(11,264)	(4,006)	—	—	(15,270)
Earnings (loss) from investment in unconsolidated ventures	—	—	1,821	—	1,821
Gain (loss) on extinguishment of debt	—	—	—	22,250	22,250
Total other income (loss)	(3,693)	(15,882)	134,196	25,334	139,955

Compensation and employee benefits	—	—	—	(58,101)	(58,101)
Operating expenses(3)	3	—	—	(20,297)	(20,294)
Real estate operating expenses	—	—	(28,584)	—	(28,584)
Fee expense	(6,124)	(236)	(884)	—	(7,244)
Depreciation and amortization	—	—	(38,980)	(99)	(39,079)
Total costs and expenses	(6,121)	(236)	(68,448)	(78,497)	(153,302)

Income tax (expense) benefit	—	—	—	9,789	9,789
Segment profit (loss)	$129,465	$(4,767)	$26,365	$(160,523)	$(9,458)

Total assets as of December 31, 2020	$2,343,070	$1,058,298	$1,031,557	$1,448,304	$5,881,229

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $6.2 million, $23.2 million and $46.3 million as of December 31, 2022, 2021 and 2020, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $9.6 million as of December 31, 2022, $11.8 million as of December 31, 2021 and $31.0 million as of December 31, 2020 and the Company’s senior unsecured notes of $1.6 billion and $1.6 billion at December 31, 2022 and December 31, 2021, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no additional disclosure is necessary.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2022
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Newburgh, IN	$861	$126	$954	$178	$—	$126	$954	$178	$1,258	$(68)	10/13/20	2020	45 years
Retail Property in Newburgh, IN	919	213	873	220	—	213	873	220	1,306	(89)	03/16/20	2020	45 years
Retail Property in Isanti, MN	1,006	249	894	297	—	249	894	297	1,440	(84)	03/16/20	2020	55 years
Retail Property in Little Falls, MN	861	199	783	249	—	199	783	249	1,231	(78)	03/10/20	2020	55 years
Retail Property in Waterloo, IA	866	130	896	214	—	130	896	214	1,240	(91)	01/30/20	2019	45 years
Retail Property in Sioux City, IA	924	220	876	222	—	220	876	222	1,318	(93)	01/30/20	2019	45 years
Retail Property in Wardsville, MO	982	257	919	202	—	257	919	202	1,378	(102)	11/22/19	2019	40 years
Retail Property in Kincheloe, MI	888	58	939	229	—	58	939	229	1,226	(102)	11/22/19	2019	45 years
Retail Property in Clinton, IN	1,038	269	954	204	—	269	954	204	1,427	(97)	11/22/19	2019	44 years
Retail Property in Saginaw, MI	954	96	1,014	210	—	96	1,014	210	1,320	(115)	10/04/19	2019	45 years
Retail Property in Rolla, MO	940	110	1,011	188	—	110	1,011	188	1,309	(116)	10/04/19	2019	40 years
Retail Property in Sullivan, IL	1,176	340	981	257	—	340	981	257	1,578	(105)	09/13/19	2019	50 years
Retail Property in Becker, MN	938	136	922	188	—	136	922	188	1,246	(96)	09/13/19	2019	55 years
Retail Property in Adrian, MO	859	136	884	191	—	136	884	191	1,211	(100)	09/13/19	2019	45 years
Retail Property in Chillicothe, IL	1,026	227	1,047	245	—	227	1,047	245	1,519	(115)	09/05/19	2019	50 years
Retail Property in Poseyville, IN	869	160	947	194	—	160	947	194	1,301	(107)	08/13/19	2019	44 years
Retail Property in Dexter, MO	876	141	890	177	—	141	890	177	1,208	(105)	07/09/19	2019	40 years
Retail Property in Hubbard Lake, MI	916	40	1,017	203	—	40	1,017	203	1,260	(122)	07/09/19	2019	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Fayette, MO	1,087	107	1,168	219	—	107	1,168	219	1,494	(140)	06/26/19	2019	40 years
Retail Property in Centralia, IL	945	200	913	193	—	200	913	193	1,306	(125)	04/25/19	2019	40 years
Retail Property in Trenton, MO	888	396	628	202	—	396	628	202	1,226	(127)	02/26/19	2019	30 years
Retail Property in Houghton Lake, MI	957	124	939	241	—	124	939	241	1,304	(133)	02/26/19	2018	40 years
Retail Property in Pelican Rapids, MN	911	78	1,016	169	—	78	1,016	169	1,263	(178)	12/26/18	2018	30 years
Retail Property in Carthage, MO	840	225	766	176	—	225	766	176	1,167	(117)	12/26/18	2018	40 years
Retail Property in Bolivar, MO	889	186	876	182	—	186	876	182	1,244	(129)	12/26/18	2018	40 years
Retail Property in Pinconning, MI	944	167	905	221	—	167	905	221	1,293	(121)	12/06/18	2018	45 years
Retail Property in New Hampton, IA	1,009	177	1,111	187	—	177	1,111	187	1,475	(180)	11/30/18	2018	35 years
Retail Property in Ogden, IA	856	107	931	153	—	107	931	153	1,191	(160)	10/03/18	2018	35 years
Retail Property in Wonder Lake, IL	938	221	888	214	—	221	888	214	1,323	(164)	04/12/18	2017	39 years
Retail Property in Moscow Mills, MO	987	161	945	203	—	161	945	203	1,309	(159)	04/12/18	2018	45 years
Retail Property in Foley, MN	883	238	823	172	—	238	823	172	1,233	(167)	04/12/18	2018	35 years
Retail Property in Kirbyville, MO	869	98	965	155	—	98	965	155	1,218	(160)	04/02/18	2018	40 years
Retail Property in Gladwin, MI	883	88	951	203	—	88	951	203	1,242	(150)	04/02/18	2017	45 years
Retail Property in Rockford, MN	890	187	850	207	—	187	850	207	1,244	(219)	12/08/17	2017	30 years
Retail Property in Winterset, IA	938	272	830	200	—	272	830	200	1,302	(173)	12/08/17	2017	35 years
Retail Property in Kawkawlin, MI	921	242	871	179	—	242	871	179	1,292	(200)	10/05/17	2017	30 years
Retail Property in Aroma Park, IL	948	223	869	164	—	223	869	164	1,256	(168)	10/05/17	2017	35 years
Retail Property in East Peoria, IL	1,017	233	998	161	—	233	998	161	1,392	(189)	10/05/17	2017	40 years
Retail Property in Milford, IA	984	254	883	217	—	254	883	217	1,354	(178)	09/08/17	2017	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Jefferson City, MO	941	164	966	205	—	164	966	205	1,335	(192)	06/02/17	2016	40 years
Retail Property in Denver, IA	896	198	840	191	—	198	840	191	1,229	(187)	05/31/17	2017	35 years
Retail Property in Port O'Connor, TX	946	167	937	200	—	167	937	200	1,304	(209)	05/25/17	2017	35 years
Retail Property in Wabasha, MN	961	237	912	214	—	237	912	214	1,363	(222)	05/25/17	2016	35 years
Office in Jacksonville, FL	82,843	13,290	106,601	21,362	8,024	13,290	114,625	21,362	149,277	(26,863)	05/23/17	1989	36 years
Retail Property in Shelbyville, IL	860	189	849	199	—	189	849	199	1,237	(180)	05/23/17	2016	40 years
Retail Property in Jesup, IA	881	119	890	191	—	119	890	191	1,200	(197)	05/05/17	2017	35 years
Retail Property in Hanna City, IL	862	174	925	132	—	174	925	132	1,231	(195)	04/11/17	2016	39 years
Retail Property in Ridgedale, MO	989	250	928	187	—	250	928	187	1,365	(197)	03/09/17	2016	40 years
Retail Property in Peoria, IL	901	209	933	133	—	209	933	133	1,275	(208)	02/06/17	2016	35 years
Retail Property in Carmi, IL	1,096	286	916	239	—	286	916	239	1,441	(200)	02/03/17	2016	40 years
Retail Property in Springfield, IL	998	391	784	227	—	393	789	224	1,406	(183)	11/16/16	2016	40 years
Retail Property in Fayetteville, NC	4,865	1,379	3,121	2,472	—	1,379	3,121	2,471	6,971	(1,459)	11/15/16	2008	37 years
Retail Property in Dryden Township, MI	908	178	893	201	—	178	899	202	1,279	(197)	10/26/16	2016	40 years
Retail Property in Lamar, MO	898	164	903	171	—	164	903	171	1,238	(203)	07/22/16	2016	40 years
Retail Property in Union, MO	941	267	867	207	—	267	867	207	1,341	(217)	07/01/16	2016	40 years
Retail Property in Pawnee, IL	941	249	775	206	—	249	775	206	1,230	(197)	07/01/16	2016	40 years
Retail Property in Linn, MO	856	89	920	183	—	89	920	183	1,192	(211)	06/30/16	2016	40 years
Retail Property in Cape Girardeau, MO	1,032	453	702	217	—	453	702	217	1,372	(185)	06/30/16	2016	40 years
Retail Property in Decatur-Pershing, IL	1,046	395	924	155	—	395	924	155	1,474	(211)	06/30/16	2016	40 years
Retail Property in Rantoul, IL	920	100	1,023	178	—	100	1,023	178	1,301	(219)	06/21/16	2016	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Flora Vista, NM	997	272	864	198	—	272	864	198	1,334	(259)	06/06/16	2016	35 years
Retail Property in Mountain Grove, MO	977	163	1,026	212	—	163	1,026	212	1,401	(242)	06/03/16	2016	40 years
Retail Property in Decatur-Sunnyside, IL	954	182	954	139	—	182	954	139	1,275	(215)	06/03/16	2016	40 years
Retail Property in Champaign, IL	1,012	365	915	149	—	365	915	149	1,429	(201)	06/03/16	2016	40 years
Retail Property in San Antonio, TX	895	252	703	196	—	251	702	196	1,149	(205)	05/06/16	2015	35 years
Retail Property in Borger, TX	790	68	800	181	—	68	800	181	1,049	(204)	05/06/16	2016	40 years
Retail Property in Dimmitt, TX	1,063	86	1,077	236	—	85	1,074	236	1,395	(264)	04/26/16	2016	40 years
Retail Property in St. Charles, MN	969	200	843	226	—	200	843	226	1,269	(262)	04/26/16	2016	30 years
Retail Property in Philo, IL	932	160	889	189	—	160	889	189	1,238	(201)	04/26/16	2016	40 years
Retail Property in Radford, VA	1,126	411	896	256	—	411	896	256	1,563	(292)	12/23/15	2015	40 years
Retail Property in Rural Retreat, VA	1,017	328	811	260	—	328	811	260	1,399	(254)	12/23/15	2015	40 years
Retail Property in Albion, PA	1,103	100	1,033	392	—	100	1,033	392	1,525	(430)	12/23/15	2015	50 years
Retail Property in Mount Vernon, AL	925	187	876	174	—	187	876	174	1,237	(245)	12/23/15	2015	44 years
Retail Property in Malone, NY	1,077	183	1,154	—	166	183	1,320	—	1,503	(262)	12/16/15	2015	39 years
Retail Property in Mercedes, TX	830	257	874	132	—	257	874	132	1,263	(203)	12/16/15	2015	45 years
Retail Property in Gordonville, MO	770	247	787	173	—	247	787	173	1,207	(206)	11/10/15	2015	40 years
Retail Property in Rice, MN	815	200	859	184	—	200	859	184	1,243	(299)	10/28/15	2015	30 years
Retail Property in Bixby, OK	7,937	2,609	7,776	1,765	—	2,609	7,776	1,765	12,150	(2,084)	10/27/15	2012	37 years
Retail Property in Farmington, IL	893	96	1,161	150	—	96	1,161	150	1,407	(266)	10/23/15	2015	40 years
Retail Property in Grove, OK	3,617	402	4,364	817	—	402	4,364	817	5,583	(1,226)	10/20/15	2012	37 years
Retail Property in Jenks, OK	8,780	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(2,469)	10/19/15	2009	38 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Bloomington, IL	815	173	984	138	—	173	984	138	1,295	(239)	10/14/15	2015	40 years
Retail Property in Montrose, MN	774	149	876	169	—	149	876	169	1,194	(301)	10/14/15	2015	30 years
Retail Property in Lincoln County , MO	737	149	800	188	—	149	800	188	1,137	(210)	10/14/15	2015	40 years
Retail Property in Wilmington, IL	900	161	1,078	160	—	161	1,078	160	1,399	(260)	10/07/15	2015	40 years
Retail Property in Danville, IL	737	158	870	132	—	158	870	132	1,160	(199)	10/07/15	2015	40 years
Retail Property in Moultrie, GA	930	170	962	173	—	170	962	173	1,305	(322)	09/22/15	2014	44 years
Retail Property in Rose Hill, NC	1,000	245	972	203	—	245	972	203	1,420	(312)	09/22/15	2014	44 years
Retail Property in Rockingham, NC	821	73	922	163	—	73	922	163	1,158	(279)	09/22/15	2014	44 years
Retail Property in Biscoe, NC	859	147	905	164	—	147	905	164	1,216	(284)	09/22/15	2014	44 years
Retail Property in De Soto, IA	704	139	796	176	—	139	796	176	1,111	(225)	09/08/15	2015	35 years
Retail Property in Kerrville, TX	768	186	849	200	—	186	849	200	1,235	(281)	08/28/15	2015	35 years
Retail Property in Floresville, TX	814	268	828	216	—	268	828	216	1,312	(285)	08/28/15	2015	35 years
Retail Property in Minot, ND	4,694	1,856	4,472	618	—	1,856	4,472	618	6,946	(1,115)	08/19/15	2012	38 years
Retail Property in Lebanon, MI	820	359	724	178	—	359	724	178	1,261	(199)	08/14/15	2015	40 years
Retail Property in Effingham County, IL	820	273	774	205	—	273	774	205	1,252	(231)	08/10/15	2015	40 years
Retail Property in Ponce, Puerto Rico	6,516	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(1,690)	08/03/15	2012	37 years
Retail Property in Tremont, IL	784	164	860	168	—	164	860	168	1,192	(246)	06/25/15	2015	35 years
Retail Property in Pleasanton, TX	859	311	850	216	—	311	850	216	1,377	(285)	06/24/15	2015	35 years
Retail Property in Peoria, IL	849	180	934	179	—	180	934	179	1,293	(267)	06/24/15	2015	35 years
Retail Property in Bridgeport, IL	816	192	874	175	—	192	874	175	1,241	(249)	06/24/15	2015	35 years
Retail Property in Warren, MN	696	108	825	157	—	108	825	157	1,090	(285)	06/24/15	2015	30 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Canyon Lake, TX	901	291	932	220	—	291	932	220	1,443	(297)	06/18/15	2015	35 years
Retail Property in Wheeler, TX	712	53	887	188	—	53	887	188	1,128	(282)	06/18/15	2015	35 years
Retail Property in Aurora, MN	625	126	709	157	—	126	709	157	992	(202)	06/18/15	2015	40 years
Retail Property in Red Oak, IA	779	190	839	179	—	190	839	179	1,208	(293)	05/07/15	2014	35 years
Retail Property in Zapata, TX	747	62	998	145	—	62	998	145	1,205	(364)	05/07/15	2015	35 years
Retail Property in St. Francis, MN	734	105	911	163	—	105	911	163	1,179	(354)	03/26/15	2014	35 years
Retail Property in Yorktown, TX	786	97	1,005	199	—	97	1,005	199	1,301	(383)	03/25/15	2015	35 years
Retail Property in Battle Lake, MN	721	136	875	157	—	136	875	157	1,168	(369)	03/25/15	2014	30 years
Retail Property in Paynesville, MN	805	246	816	192	—	246	816	192	1,254	(307)	03/05/15	2015	40 years
Retail Property in Wheaton, MO	641	73	800	97	—	73	800	97	970	(260)	03/05/15	2015	40 years
Retail Property in Rotterdam, NY	8,978	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(4,970)	03/03/15	1996	20 years
Retail Property in Hilliard, OH	4,510	654	4,870	860	—	654	4,870	860	6,384	(1,419)	03/02/15	2007	41 years
Retail Property in Niles, OH	3,664	437	4,084	680	—	437	4,084	680	5,201	(1,181)	03/02/15	2007	41 years
Retail Property in Youngstown, OH	3,804	380	4,363	658	—	380	4,363	658	5,401	(1,289)	02/20/15	2005	40 years
Retail Property in Iberia, MO	883	130	1,033	165	—	130	1,033	165	1,328	(343)	01/23/15	2015	39 years
Retail Property in Pine Island, MN	759	112	845	185	—	112	845	185	1,142	(330)	01/23/15	2014	40 years
Retail Property in Isle, MN	714	120	787	171	—	120	787	171	1,078	(319)	01/23/15	2014	40 years
Retail Property in Jacksonville, NC	5,601	1,863	5,749	1,020	—	1,863	5,749	1,020	8,632	(1,810)	01/22/15	2014	44 years
Retail Property in Evansville, IN	6,338	1,788	6,348	864	—	1,788	6,348	864	9,000	(2,111)	11/26/14	2014	35 years
Retail Property in Woodland Park, CO	2,776	668	2,681	620	—	668	2,681	620	3,969	(1,126)	11/14/14	2014	35 years
Retail Property in Springfield, MO	8,237	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(2,526)	11/04/14	2011	37 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Cedar Rapids, IA	7,729	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(3,260)	11/04/14	2012	30 years
Retail Property in Fairfield, IA	7,518	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(2,818)	11/04/14	2011	37 years
Retail Property in Owatonna, MN	7,019	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(2,699)	11/04/14	2010	36 years
Retail Property in Muscatine, IA	5,034	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(2,680)	11/04/14	2013	29 years
Retail Property in Sheldon, IA	3,027	633	3,053	708	—	633	3,053	708	4,394	(1,153)	11/04/14	2011	37 years
Retail Property in Memphis, TN	3,882	1,986	2,800	803	—	1,986	2,800	803	5,589	(2,168)	10/24/14	1962	15 years
Retail Property in Bennett, CO	2,471	470	2,503	563	—	470	2,503	563	3,536	(1,077)	10/02/14	2014	34 years
Retail Property in O'Fallon, IL	5,674	2,488	5,388	1,064	—	2,488	5,388	1,064	8,940	(4,099)	08/08/14	1984	15 years
Retail Property in El Centro, CA	2,977	569	3,133	575	—	569	3,133	575	4,277	(1,030)	08/08/14	2014	50 years
Retail Property in Durant, OK	3,250	594	3,900	498	—	594	3,900	498	4,992	(1,299)	01/28/13	2007	40 years
Retail Property in Gallatin, TN	3,322	1,725	2,616	721	—	1,725	2,616	721	5,062	(1,159)	12/28/12	2007	40 years
Retail Property in Mt. Airy, NC	2,950	729	3,353	621	—	729	3,353	621	4,703	(1,307)	12/27/12	2007	39 years
Retail Property in Aiken, SC	3,885	1,588	3,480	858	—	1,588	3,480	858	5,926	(1,411)	12/21/12	2008	41 years
Retail Property in Johnson City, TN	3,453	917	3,607	739	—	917	3,607	739	5,263	(1,422)	12/21/12	2007	40 years
Retail Property in Palmview, TX	4,466	938	4,837	1,044	—	938	4,837	1,044	6,819	(1,629)	12/19/12	2012	44 years
Retail Property in Ooltewah, TN	3,740	903	3,957	843	—	903	3,957	841	5,701	(1,517)	12/18/12	2008	41 years
Retail Property in Abingdon, VA	3,003	682	3,733	666	—	682	3,733	666	5,081	(1,450)	12/18/12	2006	41 years
Retail Property in Vineland, NJ	—	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(8,781)	09/21/12	2003	30 years
Retail Property in Saratoga Springs, NY	—	748	13,936	5,538	—	748	13,936	5,538	20,222	(8,251)	09/21/12	1994	27 years
Retail Property in Waldorf, MD	—	4,933	11,684	2,882	—	4,933	11,684	2,882	19,499	(6,978)	09/21/12	1999	25 years
Retail Property in Mooresville, NC	—	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	(7,395)	09/21/12	2000	24 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in DeLeon Springs, FL	—	239	782	221	—	239	782	221	1,242	(512)	08/13/12	2011	35 years
Retail Property in Orange City, FL	—	229	853	235	—	229	853	235	1,317	(530)	05/23/12	2011	35 years
Retail Property in Satsuma, FL	—	79	821	192	—	79	821	192	1,092	(510)	04/19/12	2011	35 years
Retail Property in Greenwood, AR	—	1,038	3,415	694	—	1,038	3,415	694	5,147	(1,387)	04/12/12	2009	43 years
Retail Property in Millbrook, AL	—	970	5,972	—	—	970	5,972	—	6,942	(2,024)	03/28/12	2008	32 years
Retail Property in Spartanburg, SC	3,341	828	2,567	772	—	828	2,567	772	4,167	(1,372)	01/14/11	2007	42 years
Retail Property in Tupelo, MS	4,516	1,120	3,070	939	—	1,120	3,070	939	5,129	(1,560)	08/13/10	2007	47 years
Retail Property in Lilburn, GA	—	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791	(1,802)	08/12/10	2007	47 years
Retail Property in Douglasville, GA	4,719	1,717	2,705	987	—	1,717	2,705	987	5,409	(1,427)	08/12/10	2008	48 years
Retail Property in Elkton, MD	4,369	963	3,049	860	—	963	3,049	860	4,872	(1,508)	07/27/10	2008	49 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Lexington, SC	4,110	1,644	2,219	869	—	1,644	2,219	869	4,732		(1,282)	06/28/10	2009	48 years
Total Net Lease	$354,426	$95,045	$441,864	$97,060	$8,190	$95,045	$450,061	$97,055	$642,161		$(153,339)

Hotel in Schaumburg, IL	$—	$8,029	$29,971	$—	$569	$8,029	$30,541	$—	$38,570		$(2,886)	12/17/21	1983	25 years
Office in Houston, TX	—	826	6,322	2,380	—	826	6,323	2,380	9,529		(261)	11/01/22	1983	28 years
Hotel in San Diego, CA	31,752	7,469	34,781	—	1,622	7,469	36,403	—	43,872		(7,038)	12/17/19	1970	23 years
Hotel in Omaha, NE	—	2,963	15,237	—	1,100	2,963	16,337	—	19,300		(3,192)	02/27/19	1969	35 years
Apartments in Isla Vista, CA	88,117	36,274	47,694	1,118	1,703	36,274	49,397	1,118	86,789		(7,118)	05/01/18	2009	42 years
Office in Crum Lynne, PA	6,017	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(1,599)	09/29/17	1999	35 years
Retail in New York, NY	—	2,434	5,482	—	—	2,434	5,482	—	7,916		(174)	02/11/22	2019	28 years
Office in Peoria, IL	—	940	439	1,508	1,020	1,174	1,460	1,508	4,142		(1,171)	10/21/16	1926	15 years
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	—	2,041	4,238	1,033	7,312		(2,063)	10/14/15	1985	20 years
Office in Oakland County, MI	17,674	1,147	7,707	9,932	10,195	1,144	17,895	9,927	28,966		(20,167)	02/01/13	1989	35 years
	$143,560	$63,526	$158,783	$17,637	$16,209	$63,757	$175,594	$17,632	$256,983		$(45,669)

Total Real Estate	$497,986	$158,571	$600,647	$114,697	$24,399	$158,802	$625,655	$114,687	$899,144	(1)	$(199,008)

(1)      The aggregate cost for U.S. federal income tax purposes is $0.8 billion at December 31, 2022.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2021 to December 31, 2022 $ in thousands):

Total Real Estate
Balance at December 31, 2021	$1,127,495
Acquisitions	—
Acquisitions through foreclosures	24,965
Improvements	6,949
Dispositions and write-offs	(260,265)
Balance at December 31, 2022	$899,144

The following table reconciles real estate from December 31, 2020 to December 31, 2021 $ in thousands):

Total Real Estate
Balance at December 31, 2020	$1,216,229
Acquisitions	20,452
Acquisitions through foreclosures	81,750
Improvements	4,871
Dispositions and write-offs	(195,807)
Balance at December 31, 2021	$1,127,495

The following table reconciles real estate from December 31, 2019 to December 31, 2020 ($ in thousands):

Total Real Estate
Balance at December 31, 2019	$1,254,163
Acquisitions	7,793
Acquisitions through foreclosures	29,310
Improvements	6,101
Dispositions and write-offs	(81,138)
Balance at December 31, 2020	$1,216,229

Reconciliation of Accumulated Depreciation and Amortization Expense:

The following table reconciles accumulated depreciation and amortization from December 31, 2021 to December 31, 2022 ($ in thousands):

Total Real Estate
Balance at December 31, 2021	$236,622
Depreciation and amortization expense	32,937
Dispositions/write-offs	(70,551)
Balance at December 31, 2022	$199,008

The following table reconciles accumulated depreciation and amortization from December 31, 2020 to December 31, 2021 ($ in thousands):

Total Real Estate
Balance at December 31, 2020	$230,925
Depreciation and amortization expense	38,069
Dispositions/write-offs	(32,372)
Balance at December 31, 2021	$236,622

The following table reconciles accumulated depreciation and amortization from December 31, 2019 to December 31, 2020 ($ in thousands):

Total Real Estate
Balance at December 31, 2019	$206,082
Depreciation and amortization expense	39,346
Dispositions/write-offs	(14,503)
Balance at December 31, 2020	$230,925

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2022
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)
First Mortgages individually >3%
First Mortgage	Office, Mixed	7.75% - 8.30%	2023 - 2024	IO	$—	$373,468	$371,489		$—
First Mortgages individually <3%
First Mortgage	Mixed, Office, Multi-Family, Industrial, Hotel, Mobile Home Park, Retail, Land	4.25% - 13.40%	2023 - 2032	IO, P&I	—	3,499,228	3,475,762		56,509
Total First Mortgages					—	3,872,696	3,847,251		56,509
Subordinated Mortgages individually <3%
Subordinate Mortgage	Multi-Family, Hotel, Office	9.00% - 12.00%	2023 - 2027	IO	564,472	65,950	65,886		—
Total Subordinated Mortgages					564,472	65,950	65,886		—
Total Mortgages					564,472	3,938,646	3,913,137		56,509
Allowance for credit losses					N/A	N/A	(20,755)	(4)	N/A
Total Mortgages after Allowance for Credit Losses					$564,472	$3,938,646	$3,892,382	(5)(6)	$56,509

(1)    Interest rates as of December 31, 2022.
(2)    IO = Interest only. P&I = Principal and interest.
(3)    Represents principal amount of loans on non-accrual status. The carrying value of loans on non-accrual status was $53.8 million as of December 31, 2022. Refer to Allowance for Credit Losses and Non-Accrual Status in Note 3, Mortgage Loan Receivables, to the consolidated financial statements for further disclosure.
(4)    Refer to Note 3, Mortgage Loan Receivables for further detail.
(5)    The aggregate cost for U.S. federal income tax purposes is $3.8 billion.
(6)     Includes $27.4 million of mortgage loans held for sale as of December 31, 2022.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2019 to December 31, 2022 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables
Balance December 31, 2021	$3,553,737	$(31,752)	$—	$3,521,985
Origination of mortgage loan receivables	1,234,765	—	61,318	1,296,083
Purchases of mortgage loan receivables	—	—	—	—
Repayment of mortgage loan receivables	(901,082)	—	(68)	(901,150)
Proceeds from sales of mortgage loan receivables	—	—	(29,151)	(29,151)
Non-cash disposition of loan via foreclosure	(10,235)	—	—	(10,235)
Realized gain on sale of mortgage loan receivables	2,197	—	(4,708)	(2,511)
Accretion/amortization of discount, premium and other fees	20,759	—	—	20,759
Charge offs	(14,395)	14,395	—	—
Release of provision for current expected credit loss, net	—	(3,398)	—	(3,398)
Balance December 31, 2022	$3,885,746	$(20,755)	$27,391	$3,892,382

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2020	$2,354,059	$(41,507)	$30,518	$2,343,070
Origination of mortgage loan receivables	2,309,888	—	220,359	2,530,247
Repayment of mortgage loan receivables	(1,059,796)	—	(183)	(1,059,979)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(259,092)	(305,649)
Non-cash disposition of loan via foreclosure	(81,289)	—	—	(81,289)
Realized gain on sale of mortgage loan receivables	—	—	8,398	8,398
Accretion/amortization of discount, premium and other fees	13,832	—	—	13,832
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—	1,150
Release of provision for current expected credit loss, net	—	8,605	—	8,605
Balance December 31, 2021	$3,553,737	$(31,752)	$—	$3,521,985

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2019	$3,257,036	$(20,500)	$122,325	$3,358,861
Origination of mortgage loan receivables	353,661	—	212,845	566,506
Repayment of mortgage loan receivables	(960,832)	—	(404)	(961,236)
Proceeds from sales of mortgage loan receivables	(270,491)	—	(312,273)	(582,764)
Non-cash disposition of loan via foreclosure	(31,249)	—	—	(31,249)
Realized gain on sale of mortgage loan receivables	(9,596)	—	8,025	(1,571)
Accretion/amortization of discount, premium and other fees	15,530	—	—	15,530
Release of asset-specific loan loss provision via foreclosure(1)	—	2,500	—	2,500
Provision for current expected credit loss (implementation impact)(2)	—	(4,964)	—	(4,964)
Provision for current expected credit loss (impact to earnings)(2)	—	(18,543)	—	(18,543)
Balance December 31, 2020	$2,354,059	$(41,507)	$30,518	$2,343,070

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

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual 2023 meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual 2023 meeting of stockholders and is incorporated herein by reference.

The information required by this item regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual 2023 meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual 2023 meeting of stockholders and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K
The exhibits listed on the exhibit index preceding the signature page are filed as part of, or hereby incorporated by reference into this Form 10-K.
Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2015)
3.2	Amendment to Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 8, 2015)
3.3	Amended and Restated By-laws of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022)
4.1	Form of Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
4.2	Amended and Restated Registration Rights Agreement, dated February 11, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 6, 2015)
4.3	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated as of January 28, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed on March 6, 2015)
4.4
Indenture for the 2017 Notes, dated as of September 19, 2012, among Ladder Capital Finance Holdings LLLP, and Ladder Capital Finance Corporation as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 353-188224) filed on April 30, 2013 by Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corp)

4.5
First Supplemental Indenture for the 2017 Notes, dated as of March 12, 2014, by and among certain subsidiaries of Ladder Capital Corp, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-K filed on March 6, 2015)

4.6
Second Supplemental Indenture for the 2017 Notes, dated as of March 28, 2014, by and among Ladder Capital Corp, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

4.7
Third Supplemental Indenture for the 2017 Notes, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2015)

4.8
Indenture for the 2021 Notes, dated as of August 1, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014)

4.9
First Supplemental Indenture for the 2021 Notes, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 5, 2015)

4.10
Second Supplemental Indenture for the 2021 Notes, dated as of March 1, 2016, by and among Grand Rapids JV Member LLC, Pelham JV Member LLC, CanPac JV LLC, CanPac JV Member II Partner LLC, CanPac JV Member II LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-K filed on February 24, 2017)

4.11
Fourth Supplemental Indenture for the 2017 Notes, dated as of March 1, 2016, by and among Grand Rapids JV Member LLC, Pelham JV Member LLC, CanPac JV LLC, CanPac JV Member II Partner LLC, CanPac JV Member II LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s Form 10-K filed on February 24, 2017)

4.12
Third Supplemental Indenture for the 2021 Notes, dated as of September 13, 2016, by and among Tuebor TRS IV LLC, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.12 to the Company’s Form 10-K filed on February 24, 2017)

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
4.15
Amendment No. 3 to the Amended and Restated Registration Rights Agreement dated as of February 15, 2017 (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K filed on February 24, 2017)

4.16
Indenture for the 2022 Notes, dated March 16, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 16, 2017)

4.17
Indenture for the 2025 Notes, dated September 25, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2017)

4.18
Indenture for the 2027 Notes, dated January 30, 2020, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2020)

4.19
Purchase Right, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020)

4.20
Registration Rights Agreement, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on 8-K filed on May 4, 2020)

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

4.23
First Supplemental Indenture for the 2029 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 in the Company’s Form 10-Q filed October 29, 2021)

4.24
First Supplemental Indenture for the 2027 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 in the Company’s Form 10-Q filed October 29, 2021)

4.25
Second Supplemental Indenture for the 2025 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 in the Company’s Form 10-Q filed October 29, 2021)

10.1
Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of December 31, 2014, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2015)

10.2
Amendment to Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of November 30, 2015, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March 7, 2016)

10.3
Amended and Restated Tax Receivable Agreement, dated as of December 31, 2014, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC and each of the TRA Members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 5, 2015)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.4
Counterpart Agreement, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, and with respect to Section 3 thereof only, Ladder Capital Finance Holdings LLLP, Ladder Midco LLC and Ladder Midco II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2015)

10.5
Purchase Agreement for the 2021 Notes, dated as of July 29, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014)

10.6 #	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.7 #	Harris Third Amended and Restated Employment Agreement, dated as of May 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017)
10.8 #
Harney Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.9 #
Mazzei Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.10 #
McCormack Second Amended and Restated Employment Agreement, dated as of January 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2018)

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
10.19
Loan Referral Agreement between Ladder Capital Finance LLC and Meridian Capital Group, LLC, dated as of September 22, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s draft registration statement on Form S-1 (filed on June 28, 2013))

10.20
Stockholders Agreement, dated as of March 3, 2017, by and between Ladder Capital Corp and RREF II Ladder LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 3, 2017)

10.21
Second Amended and Restated Registration Rights Agreement, dated as of March 3, 2017, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP and each of the Ladder Investors (as defined therein) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 3, 2017)

10.22
Separation Agreement, dated June 22, 2017, among Ladder Capital Corp, Ladder Capital Finance LLC and Michael Mazzei (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2017)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.23 #
Separation Agreement, dated March 15, 2019, among Ladder Capital Corp, Ladder Capital Finance LLC and Thomas Harney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2019)

10.24 #
Real Estate Capital Markets Advisory Agreement, dated March 15, 2019, among Ladder Capital Finance LLC and Item Six Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2019)

10.25 #
Miceli Employment Agreement, dated February 9, 2021 between Ladder Capital Finance LLC and Paul J. Miceli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2021)

21.1	Subsidiaries of Ladder Capital Corp
23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	101.SCH* iXBRL Schema Document.
101.CAL* iXBRL Calculation Linkbase Document.
101.DEF* iXBRL Definition Linkbase Document.
101.LAB* iXBRL Label Linkbase Document.
101.PRE* iXBRL Presentation Linkbase Document.
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

LADDER CAPITAL CORP
(Registrant)

Date: February 13, 2023	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2023
Brian Harris

/s/ PAUL J. MICELI	Chief Financial Officer (Principal Financial Officer)	February 13, 2023
Paul J. Miceli

/s/ ANTHONY V. ESPOSITO	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2023
Anthony V. Esposito

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 13, 2023
Alan Fishman

/s/ MARK ALEXANDER	Director	February 13, 2023
Mark Alexander

/s/ DOUGLAS DURST	Director	February 13, 2023
Douglas Durst

/s/ PAMELA MCCORMACK	Director	February 13, 2023
Pamela McCormack

/s/ JEFFREY STEINER	Director	February 13, 2023
Jeffrey Steiner

/s/ DAVID WEINER	Director	February 13, 2023
David Weiner