Form 10-Q
period 2023-03-31
Ladder Capital Corp
filed 2023-05-01
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2023
Class A common stock, $0.001 par value	126,948,532
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2023

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2022 (“the Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (the “SEC”);
•labor shortages, supply chain imbalances, continuing military actions between Russia and Ukraine, inflation, and the potential for a global economic recession;
•changes in general economic conditions and in the commercial finance and the real estate markets;
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
•changes in interest rates affecting the market value of our assets and the related impacts on our borrowers;
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
•our compliance with, and the impact of, and changes in laws, governmental regulations, tax laws and rates, accounting guidance and similar matters;
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
•fraud by potential borrowers;
•our ability to attract and retain qualified employees;
•the impact of any tax legislation or IRS guidance;

•volatility in the equity capital markets and the impact on our Class A common stock;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2023(1)	December 31, 2022(1)
	(Unaudited)
Assets
Cash and cash equivalents	$626,139	$609,078
Restricted cash	25,158	50,524
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	3,794,075	3,885,746
Allowance for credit losses	(25,499)	(20,755)
Mortgage loan receivables held for sale	27,197	27,391
Securities	520,008	587,519
Real estate and related lease intangibles, net	693,266	700,136
Investments in and advances to unconsolidated ventures	6,336	6,219
Derivative instruments	1,421	2,038
Accrued interest receivable	25,794	24,938
Other assets	166,631	78,339
Total assets	$5,860,526	$5,951,173
Liabilities and Equity
Liabilities
Debt obligations, net	$4,082,428	$4,245,697
Dividends payable	30,802	32,000
Accrued expenses	50,937	68,227
Other liabilities	167,805	71,688
Total liabilities	4,331,972	4,417,612
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 128,027,478 and 128,027,478 shares issued and 126,948,532 and 126,502,049 shares outstanding	127	127
Additional paid-in capital	1,835,957	1,826,833
Treasury stock, 1,078,946 and 1,525,429 shares, at cost	(105,738)	(95,600)
Retained earnings (dividends in excess of earnings)	(183,755)	(177,005)
Accumulated other comprehensive income (loss)	(17,524)	(21,009)
Total shareholders’ equity	1,529,067	1,533,346
Noncontrolling interests in consolidated ventures	(513)	215
Total equity	1,528,554	1,533,561
Total liabilities and equity	$5,860,526	$5,951,173

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net interest income
Interest income	$103,796	$56,205
Interest expense	60,749	47,035
Net interest income (expense)	43,047	9,170
Provision for (release of) loan loss reserves, net	4,736	874
Net interest income (expense) after provision for (release of) loan losses	38,311	8,296
Other income (loss)
Real estate operating income	23,199	26,354
Net result from mortgage loan receivables held for sale	(194)	(949)
Realized gain (loss) on securities	(307)	(96)
Unrealized gain (loss) on securities	117	17
Realized gain (loss) on sale of real estate, net	—	29,154
Fee and other income	1,831	7,194
Net result from derivative transactions	(2,242)	3,135
Earnings from investment in unconsolidated ventures	217	434
Gain on extinguishment of debt	9,217	—
Total other income (loss)	31,838	65,243
Costs and expenses
Compensation and employee benefits	22,084	29,864
Operating expenses	5,256	5,508
Real estate operating expenses	9,849	8,992
Fee expense	1,520	1,988
Depreciation and amortization	7,529	9,342
Total costs and expenses	46,238	55,694
Income (loss) before taxes	23,911	17,845
Income tax expense (benefit)	1,720	(1,309)
Net income (loss)	22,191	19,154
Net (income) loss attributable to noncontrolling interests in consolidated ventures	217	(122)
Net income (loss) attributable to Class A common shareholders	$22,408	$19,032

Earnings per share:
Basic	$0.18	$0.15
Diluted	$0.18	$0.15

Weighted average shares outstanding:
Basic	124,493,132	124,305,943
Diluted	124,656,102	125,478,001

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$22,191	$19,154
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	3,173	(6,737)
Reclassification adjustment for (gain) loss included in net income (loss)	312	96
Total other comprehensive income (loss)	3,485	(6,641)
Comprehensive income (loss)	25,676	12,513
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	217	(122)
Comprehensive income (loss) attributable to Class A common shareholders	$25,893	$12,391

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2022	126,502	$127	$1,826,833	$(95,600)	$(177,005)	$(21,009)	$215	$1,533,561
Distributions	—	—	—	—	—	—	(511)	(511)
Amortization of equity based compensation	—	—	9,124	—	—	—	—	9,124
Grants of restricted stock	971	1	—	(1)	—	—	—	—
Purchase of treasury stock	(250)	—	—	(2,285)	—	—	—	(2,285)
Re-issuance of treasury stock	446	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(689)	(1)	—	(7,852)	—	—	—	(7,853)
Forfeitures	(32)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(29,158)	—	—	(29,158)
Net income (loss)	—	—	—	—	22,408	—	(217)	22,191
Other comprehensive income (loss)	—	—	—	—	—	3,485	—	3,485
Balance, March 31, 2023	126,948	$127	$1,835,957	$(105,738)	$(183,755)	$(17,524)	$(513)	$1,528,554

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$22,191	$19,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(9,217)	—
Depreciation and amortization	7,529	9,342
Non-cash operating lease expense	538	—
Unrealized (gain) loss on derivative instruments	373	162
Unrealized (gain) loss on equity securities	6	(14)
Unrealized (gain) loss on Agency interest-only securities	(123)	(3)
Provision for (release of) loan loss reserves	4,736	874
Amortization of equity based compensation	9,124	20,412
Amortization of deferred financing costs included in interest expense	3,580	5,857
Amortization of premium/discount on mortgage loan financing included in interest expense	(150)	(330)
Amortization of above- and below-market lease intangibles	(454)	(444)
(Accretion)/amortization of discount, premium and other fees on loans	(6,985)	(5,162)
(Accretion)/amortization of discount, premium and other fees on securities	(501)	(37)
Net result from mortgage loan receivables held for sale	194	949
Realized (gain) loss on securities	307	96
Realized (gain) loss on sale of real estate, net	—	(29,154)
Realized gain on sale of derivative instruments	244	—
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	(117)	191
Insurance proceeds for remediation work due to property damage	473	—
Insurance proceeds used for remediation work due to property damage	—	(36)
Origination of mortgage loan receivables held for sale	—	(54,850)
Change in deferred tax asset (liability)	827	(402)
Changes in operating assets and liabilities:
Accrued interest receivable	(856)	(805)
Other assets	1,902	2,332
Accrued expenses and other liabilities	77,789	1,833
Net cash provided by (used in) operating activities	111,410	(30,035)

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(32,616)	(648,507)
Repayment of mortgage loan receivables held for investment	150,186	358,198
Purchases of securities	(3,513)	(26,033)
Repayment of securities	60,214	57,756
Basis recovery of interest-only securities	1,024	1,383
Proceeds from sales of securities	13,595	4,261
Capital improvements of real estate	(626)	(751)
Proceeds from sale of real estate	—	79,473
Capital distribution from investment in unconsolidated ventures	—	2,284
Net cash provided by (used in) investing activities	188,264	(171,936)
Cash flows from financing activities:
Deferred financing costs paid	(817)	(1,510)
Proceeds from borrowings under debt obligations	601,338	443,866

	Three Months Ended March 31,
	2023	2022
Repayment and repurchase of borrowings under debt obligations	(757,779)	(328,495)
Cash dividends paid to Class A common shareholders	(30,356)	(26,142)
Capital distributed to noncontrolling interests in consolidated ventures	(511)	(140)
Reissuance of treasury stock	—	(1)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(7,852)	(11,321)
Purchase of treasury stock	(2,285)	(611)
Issuance of common stock	—	3
Net cash provided by (used in) financing activities	(198,262)	75,649
Net increase (decrease) in cash, cash equivalents and restricted cash	101,412	(126,322)
Cash, cash equivalents and restricted cash at beginning of period	659,602	621,546
Cash, cash equivalents and restricted cash at end of period	$761,014	$495,224

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	—	3,776
Securities and derivatives sold, not settled	12	54
Repayment in transit of mortgage loans receivable held for investment (other assets)	—	18,373
Real estate acquired in former unconsolidated venture agreement	—	15,436
Transfer of real estate, net into real estate held for sale	—	(55,412)
Dividends declared, not paid	30,802	26,763

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$626,139	$431,762
Restricted cash	25,158	63,462
Short-term unsettled U.S. treasury securities classified in other assets on the consolidated balance sheet	109,717	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$761,014	$495,224

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2023, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

Ladder Capital Corp was formed as a Delaware corporation on May 21, 2013. The Company conducted its initial public offering (“IPO”) which closed on February 11, 2014. The Company used the net proceeds from the IPO to purchase newly-issued limited partnership units (“LP Units”) from LCFH. In connection with the IPO, Ladder Capital Corp also became a holding corporation and the general partner of, and obtained a controlling interest in, LCFH. Ladder Capital Corp’s only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries. The IPO transactions described herein are referred to as the “IPO Transactions.”

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are included in the Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The consolidated financial statements include the Company’s accounts and those of its subsidiaries that are majority-owned and/or controlled by the Company and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. All significant intercompany transactions and balances have been eliminated.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. Refer to Note 9, Consolidated Variable Interest Entities, for further information on the Company’s consolidated variable interest entities. Investments in advances to unconsolidated ventures represents the Company’s investment in Grace Lake LLC, a VIE. The Company determined that it was not the primary beneficiary of this VIE because the Company has a passive investment and no control of this entity and therefore does not have controlling financial interests in this VIE. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this unconsolidated VIE that it was not previously contractually required to provide.

Provision for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write off of aged accounts receivable. The Company has made a policy election to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

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

When a debtor is experiencing financial difficulties and a loan is modified, the effect of the modification will be included in the Company’s assessment of the CECL allowance for loan losses. If the Company provides principal forgiveness, the amortized cost basis of the loan is written off against the allowance for loan losses. Generally, when modifying loans, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset the effects of modifications granted should conditions impacting the loan improve.

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

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU 2022-02”). ASU 2022-02 eliminated the recognition and measurement guidance for troubled debt restructuring for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The standard is effective for fiscal years beginning after December 15, 2022. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

Any new accounting standards that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

March 31, 2023 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,766,258	$3,750,799		9.16%	1.1
Mezzanine loans	43,334	43,276		11.11%	1.5
Total mortgage loans receivable	3,809,592	3,794,075		9.18%	1.1
Allowance for credit losses	N/A	(25,499)
Total mortgage loan receivables held for investment, net, at amortized cost	3,809,592	3,768,576
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,197		4.57%	8.9
Total	$3,840,942	$3,795,773	(4)	9.14%	1.1

(1)Includes the impact from interest rate floors. March 31, 2023 LIBOR and SOFR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $53.6 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 2.4 years.
(4)Net of $15.5 million of deferred origination fees and other items as of March 31, 2023.

As of March 31, 2023, $3.3 billion, or 87.2%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates with $2.3 billion linked to LIBOR and $1.0 billion linked to SOFR. Of this $3.3 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of March 31, 2023, $31.4 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

In February 2023, the Company modified a first mortgage loan with an amortized cost basis of $51.5 million. The modification included an extension of the contractual maturity to October 2026, a modification of the interest rate from LIBOR + 2.8% to a fixed rate of 7% (5% current pay, 2% deferred rate) as well as a principal paydown of $3.5 million and the funding of $6.5 million of reserves. As of March 31, 2023 the Company is not accruing the 2% deferred interest component. As of March 31, 2023 the loan is current and has an amortized cost basis of $48.0 million.

December 31, 2022 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)(3)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,841,315	$3,819,860		8.83%	1.3
Mezzanine loans	65,950	65,886		10.62%	1.6
Total mortgage loans receivable	3,907,265	3,885,746		8.85%	1.3
Allowance for credit losses	N/A	(20,755)
Total mortgage loan receivables held for investment, net, at amortized cost	3,907,265	3,864,991
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,391		4.57%	9.2
Total	$3,938,615	$3,892,382	(4)	8.82%	1.3

(1)Includes the impact from interest rate floors. December 31, 2022 LIBOR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $53.8 million.

(3)Includes the impact of one loan with a principal balance of $51.5 million, which was extended through 2026 in January 2023.
(4)Net of $21.5 million of deferred origination fees and other items as of December 31, 2022.

As of December 31, 2022, $3.4 billion, or 87.2%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates with $2.3 billion linked to LIBOR and $1.1 billion linked to SOFR. Of this $3.4 billion, 99% of these variable rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2022, $31.4 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

For the three months ended March 31, 2023 and 2022, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391
Origination of mortgage loan receivables	32,616	—	—
Repayment of mortgage loan receivables	(131,272)	—	—
Net result from mortgage loan receivables held for sale (1)	—	—	(194)
Accretion/amortization of discount, premium and other fees	6,985	—	—
Release (addition) of provision for current expected credit loss, net (2)	—	(4,744)	—
Balance, March 31, 2023	$3,794,075	$(25,499)	$27,197

(1)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(2)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2021	$3,553,737	$(31,752)	$—
Origination of mortgage loan receivables	648,507	—	54,850
Repayment of mortgage loan receivables	(349,935)	—	—
Net result from mortgage loan receivables held for sale (2)	—	—	(949)
Accretion/amortization of discount, premium and other fees	5,162	—	—
Release (addition) of provision for current expected credit loss, net (3)	—	(580)	—
Balance, March 31, 2022	$3,857,471	$(32,332)	$53,901

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on additions to real estate.
(2)Represents unrealized lower of cost or market adjustment on loans held for sale.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended March 31,
Allowance for Credit Losses	2023	2022
Allowance for credit losses at beginning of period	$20,755	$31,752
Provision for (release of) current expected credit loss, net (1)	4,744	580
Allowance for credit losses at end of period	$25,499	$32,332

(1)    There were no asset specific reserves recorded for the three months ended March 31, 2023 or 2022.

Non-Accrual Status	March 31, 2023	December 31, 2022
Carrying value of loans on non-accrual status, net of asset-specific reserve (1)(2)	$53,624	$53,809

(1)    Includes one loan with an amortized cost basis of $30.5 million, for which the Company determined no asset specific reserve was necessary.
(2)    As of March 31, 2023 and December 31, 2022 the loans on non-accrual status were greater than 90 days past due.

Current Expected Credit Loss (“CECL”)

As of March 31, 2023, the Company has a $26.2 million allowance for current expected credit losses, of which $25.5 million pertains to mortgage loan receivables and $0.7 million relates to unfunded commitments. This allowance includes $2.7 million of asset-specific reserves relating to two loans with an amortized cost basis of $25.8 million as of March 31, 2023. The Company concluded that none of its other loans are individually impaired as of March 31, 2023.

As of December 31, 2022, the Company had a $21.5 million allowance for current expected credit losses, of which $20.8 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments. This allowance included $2.7 million of asset-specific reserves relating to two loans with an amortized cost basis of $26.0 million as of December 31, 2022. The Company concluded that none of its other loans are individually impaired as of December 31, 2022.

The total change in provision for loan loss reserves for the three months ended March 31, 2023 was an increase of the provision of $4.7 million. The net increase represents an increase in the general reserve of loans held for investment of $4.7 million and a decrease related to unfunded loan commitments of $8.0 thousand. The increase in provision associated with the general reserve during the three months ended March 31, 2023 is primarily due to adverse changes in macroeconomic scenarios.

The total change in provision for loan loss reserves for the three months ended March 31, 2022 was an increase of $0.9 million. The addition represented an increase in the general reserve of loans held for investment of $0.6 million and an increase on unfunded loan commitments of $0.3 million. The increase during the three months ended March 31, 2022 was primarily due to a net increase in originations quarter over quarter.

Loan Portfolio by Geographic Region, Collateral Type and Vintage (amortized cost $ in thousands)

	March 31,	December 31,
Geographic Region	2023	2022
Northeast	$1,163,181	$1,191,337
South	1,101,731	1,080,132
Southwest	650,167	675,069
Midwest	488,728	496,640
West	364,441	416,556
Subtotal mortgage loans receivable	3,768,248	3,859,734
Individually impaired loans	25,827	26,012
Total mortgage loans receivable	$3,794,075	$3,885,746

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of March 31, 2023 and December 31, 2022, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of March 31, 2023
Collateral Type	2023	2022	2021	2020	2019 and Earlier	Total
Multifamily	$14,339	$677,833	$730,370	$—	$—	$1,422,542
Office	—	78,871	672,894	—	168,387	920,152
Mixed Use	—	202,526	356,226	26,500	92,005	677,257
Industrial	—	37,690	96,952	—	115,275	249,917
Retail	—	60,250	107,783	—	22,098	190,131
Hospitality	—	—	45,485	—	92,221	137,706
Manufactured Housing	—	32,559	82,724	—	2,924	118,207
Other	—	32,457	19,879	—	—	52,336
Self-Storage	—	—	—	—	—	—
Subtotal mortgage loans receivable	14,339	1,122,186	2,112,313	26,500	492,910	3,768,248
Individually Impaired loans	—	—	—	—	25,827	25,827
Total mortgage loans receivable (1)	$14,339	$1,122,186	$2,112,313	$26,500	$518,737	$3,794,075

	Amortized Cost Basis by Origination Year as of December 31, 2022
Collateral Type	2022	2021	2020	2019	2018 and Earlier	Total
Multifamily	$702,125	$722,862	$—	$—	$—	$1,424,987
Office	78,754	676,431	29,650	58,684	136,512	980,031
Mixed Use	201,777	351,291	26,500	120,300	—	699,868
Industrial	37,616	96,486	—	115,545	—	249,647
Retail	60,089	107,305	—	12,953	9,126	189,473
Hospitality	—	45,416	—	13,843	78,364	137,623
Manufactured Housing	32,515	82,618	—	2,921	—	118,054
Other	32,353	19,898	—	7,800	—	60,051
Self-Storage	—	—	—	—	—	—
Subtotal mortgage loans receivable	1,145,229	2,102,307	56,150	332,046	224,002	3,859,734
Individually Impaired loans	—	—	—	—	26,012	26,012
Total mortgage loans receivable (2)	$1,145,229	$2,102,307	$56,150	$332,046	$250,014	$3,885,746

(1)Not included above is $23.9 million of accrued interest receivable on all loans at March 31, 2023.
(2)Not included above is $23.2 million of accrued interest receivable on all loans at December 31, 2022.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination. We continue to actively monitor the impacts of current market conditions on our securities portfolio.

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of March 31, 2023, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2023 and December 31, 2022 ($ in thousands):

March 31, 2023

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$503,183		$502,710	$43	$(17,563)	$485,190	(2)	70	AAA	5.72%	5.76%	1.01
CMBS interest-only(3)	898,620	(3)	9,493	177	(134)	9,536	(4)	9	AAA	0.59%	3.82%	1.37
GNMA interest-only(5)	44,966	(3)	265	139	(19)	385		14	AAA	0.31%	5.95%	3.09
Agency securities	32		33	—	(1)	32		1	AAA	4.00%	2.70%	1.42
U.S. Treasury securities	25,000		24,811	2	(41)	24,772		6	AAA	N/A	4.10%	0.29
Total debt securities	1,471,801		537,312	361	(17,758)	519,915	(6)	100		2.37%	5.72%	1.02
Equity securities	N/A		160	—	(47)	113		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,471,801		$537,472	$361	$(17,825)	$520,008		101

December 31, 2022

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$562,839		$562,246	$—	$(20,913)	$541,333	(2)	71	AAA	5.22%	5.32%	1.06
CMBS interest-only(3)	1,026,195	(3)	10,498	121	(176)	10,443	(4)	10	AAA	0.41%	3.65%	1.45
GNMA interest-only(5)	45,369	(3)	285	17	(21)	281		14	AAA	0.31%	4.23%	3.30
Agency securities	36		36	—	(1)	35		1	AAA	4.00%	2.70%	1.54
U.S. Treasury securities	36,000		35,374	6	(52)	35,328		10	AAA	N/A	4.17%	0.60
Total debt securities	$1,670,439		$608,439	$144	$(21,163)	$587,420	(6)	106		2.06%	5.29%	1.07
Equity securities	N/A		160	—	(41)	119		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total real estate securities	$1,670,439		$608,599	$144	$(21,224)	$587,519		107

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
(2)As of March 31, 2023 and December 31, 2022, includes $9.0 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(3)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(4)As of March 31, 2023 and December 31, 2022, includes $0.4 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(5)GNMA interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The Company’s GNMA interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company has elected to account for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in unrealized gain (loss) on securities in the consolidated statements of income.
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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at March 31, 2023 and December 31, 2022 ($ in thousands):

March 31, 2023

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$304,060	$181,131	$—	$—	$485,191
CMBS interest-only	2,365	7,172	—	—	9,537
GNMA interest-only	36	210	138	—	384
Agency securities	—	31	—	—	31
U.S. Treasury securities	24,772	—	—	—	24,772
Allowance for current expected credit losses	—	—	—	—	(20)
Total securities (1)	$331,233	$188,544	$138	$—	$519,895

(1)Excluded from the table above are $0.1 million of equity securities.

December 31, 2022

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$346,272	$195,061	$—	$—	$541,333
CMBS interest-only	937	9,506	—	—	10,443
GNMA interest-only	40	111	130	—	281
Agency securities	—	35	—	—	35
U.S. Treasury securities	32,451	2,877	—	—	35,328
Allowance for current expected credit losses	—	—	—	—	(20)
Total securities (1)	$379,700	$207,590	$130	$—	$587,400

(1)Excluded from the table above are $0.1 million of equity securities.

During the three months ended March 31, 2023, the Company sold $0.5 million of equity securities. During the three months ended March 31, 2022, the Company sold $43 thousand of equity securities.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Land	$158,802	$158,802
Building	626,280	625,655
In-place leases and other intangibles	114,689	114,687
Undepreciated real estate and related lease intangibles	899,771	899,144
Less: Accumulated depreciation and amortization	(206,505)	(199,008)
Real estate and related lease intangibles, net(2)	$693,266	$700,136

Below market lease intangibles, net (other liabilities)(1)	$(30,369)	$(30,892)

(1)Below market lease intangibles is net of $14.2 million and $13.6 million of accumulated amortization as of March 31, 2023 and December 31, 2022, respectively.
(2)There was unencumbered real estate of $170.2 million and $140.3 million as of March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, the Company held foreclosed properties included in real estate and related lease intangibles, net with carrying values of $101.6 million and $103.1 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense(1)	$6,200	$7,088
Amortization expense	1,329	2,254
Total real estate depreciation and amortization expense	$7,529	$9,342

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million and $8 thousand of depreciation on corporate fixed assets for the three months ended March 31, 2023 and March 31, 2022, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	March 31, 2023	December 31, 2022
Gross intangible assets(1)	$114,689	$114,687
Accumulated amortization	51,125	49,725
Net intangible assets	$63,564	$64,962

(1)Includes $2.8 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(72)	$(76)
Increase in operating lease income for amortization of below market lease intangibles acquired	526	520
Total	$454	$444

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of March 31, 2023 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2023	$730	$3,398
2024	973	4,531
2025	973	4,391
2026	976	3,740
2027	976	3,554
Thereafter	22,968	41,179
Total	$27,596	$60,793

Rent Receivables

There were $0.8 million and $1.3 million of rent receivables included in other assets on the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at March 31, 2023 ($ in thousands):

Period Ending December 31,	Amount
2023	$40,682
2024	49,994
2025	49,801
2026	48,424
2027	46,267
Thereafter	196,855
Total	$432,023

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company, which were reimbursable by our tenants pursuant to the terms of the lease agreements, were $1.1 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company did not have any acquisitions during the three months ended March 31, 2023 and acquired the following properties during the three months ended March 31, 2022 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2022	(2)	Apartments	New York, NY	$15,436	100.0%
Total real estate acquisitions				$15,436

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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the three months ended March 31, 2022, all acquisitions were determined to be asset acquisitions.

Sales

The Company did not have any sales during the three months ended March 31, 2023 and sold the following properties during the three months ended March 31, 2022 ($ in thousands):

Sales Date	Type	Primary Location(s)		Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2022	Office	Ewing, NJ		$38,652	$24,134	$14,518	1
March 2022	Warehouse	Conyers, GA		40,752	26,116	14,636	1
Totals			(1)	$79,404	$50,250	$29,154

(1)Includes $3.7 million of defeasance costs upon repayment of the mortgage financing in connection with the sales that is recorded within interest expense on the consolidated statement of income, such amount was correspondingly paid by the buyer and received by the Company as part of the sale and recorded in fee and other income on the consolidated statement of income.

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2023 and December 31, 2022 are as follows ($ in thousands):

March 31, 2023

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at March 31, 2023(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility	$500,000	$318,983		$181,017	6.54%	—	7.04%	9/27/2025	(2)	(3)	$431,809	$431,395
Committed Loan Repurchase Facility	300,000	206,867		93,133	6.54%	—	7.85%	12/19/2023	(4)	(5)	306,449	303,632
Committed Loan Repurchase Facility	100,000	47,415		52,585	6.55%	—	6.55%	4/30/2024	(6)	(3)	64,263	64,263
Committed Loan Repurchase Facility	100,000	77,959		22,041	6.06%	—	6.56%	1/2/2024	(7)	(3)	103,560	103,560
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2024	(8)	(5)	—	—
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	7/14/2023	(9)	(10)	—	—
Total Committed Loan Repurchase Facilities	1,200,000	651,224		548,776							906,081	902,850
Committed Securities Repurchase Facility	100,000	8,032		91,968	5.46%	—	5.71%	5/27/2024	N/A	(11)	9,150	9,150
Uncommitted Securities Repurchase Facility	N/A (12)	110,011		N/A (12)	5.32%	—	6.68%	4/27/2023	N/A	(11)	121,387	121,387	(13)
Total Repurchase Facilities	1,300,000	769,267		640,744							1,036,618	1,033,387
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	7/27/2023	(14)	N/A (15)	N/A (15)	N/A (15)
Mortgage Loan Financing	469,385	469,690		—	4.25%	—	8.53%	2024-2031 (16)	N/A	(17)	523,041	667,818	(18)
CLO Debt	1,064,365	1,059,593	(19)	—	5.88%	—	8.33%	2024-2026 (20)	N/A	(3)	1,331,079	1,331,079
Borrowings from the FHLB	213,000	213,000		—	2.74%	—	5.18%	2023-2024	N/A	(21)	250,747	250,747	(22)
Senior Unsecured Notes	1,585,063	1,570,878	(23)	—	4.25%	—	5.25%	2025-2029	N/A	N/A (24)	N/A (24)	N/A (24)
Total Debt Obligations, Net	$4,955,663	$4,082,428		$964,594							$3,141,485	$3,283,031

(1)LIBOR and Term SOFR rates in effect as of March 31, 2023 are used to calculate interest rates for floating rate debt, as applicable.
(2)Two 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.
(3)First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(4)Two additional 364-day periods at Company’s option.
(5)First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(6)Three additional 12-month extension periods at Company’s option.
(7)One additional 12-month extension periods at Company’s option. No new advances are permitted.
(8)Two additional 12-month extension periods at Company's option. No new advances permitted during the final 12-month period.
(9)The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.
(10)First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.
(11)Commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(12)Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.
(13)Includes $1.9 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(14)Four additional 12-month periods at Company’s option.
(15)The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.
(16)Anticipated repayment dates.
(17)Certain of our real estate investments serve as collateral for our mortgage loan financing.
(18)Using undepreciated carrying value of commercial real estate to approximate fair value.
(19)Presented net of unamortized debt issuance costs of $4.8 million at March 31, 2023.
(20)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.
(21)Investment grade commercial real estate securities and U.S. Treasury securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.

(22)Includes $6.6 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(23)Presented net of unamortized debt issuance costs of $14.2 million at March 31, 2023.
(24)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2022

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at December 31, 2021(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$318,983		$181,017	6.07%	—	6.57%	9/27/2025	(2)	(3)	$428,477	$429,276
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	2/26/2023	(4)	(5)	—	—
Committed Loan Repurchase Facility	300,000	157,558		142,442	6.19%	—	7.07%	12/19/2023	(6)	(7)	244,102	244,102
Committed Loan Repurchase Facility	100,000	47,415		52,585	6%	—	6%	4/30/2024	(8)	(3)	63,307	63,307
Committed Loan Repurchase Facility	100,000	77,959		22,041	5.74%	—	6.24%	1/3/2023	(2)	(3)	103,393	103,393
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2024	(9)	(7)	—	—
Committed Loan Repurchase Facility	100,000	14,979		85,021	7.07%	—	7.07%	7/14/2023	(10)	(11)	21,206	21,206
Total Committed Loan Repurchase Facilities	1,300,000	616,894		683,106							860,485	861,284
Committed Securities Repurchase Facility(2)	100,000	8,640		91,360	5.04%	—	5.29%	5/27/2023	N/A	(12)	10,023	10,023
Uncommitted Securities Repurchase Facility	N/A (13)	222,328		N/A (13)	4.73%	—	6%	3/2/2023	N/A	(12)	247,351	247,351	(14)
Total Repurchase Facilities	1,400,000	847,862		774,466							1,117,859	1,118,658
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	7/27/2023	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	497,454	497,991		—	4.25%	—	8.03%	2023 - 2031(17)	N/A	(18)	559,885	710,977	(19)
CLO Debt	1,064,365	1,058,462	(20)	—	5.52%	—	7.97%	2024 - 2026(21)	N/A	(3)	1,308,654	1,308,654
Borrowings from the FHLB	213,000	213,000		—	2.74%	—	4.70%	2023 - 2024	N/A	(22)	248,806	248,806	(23)
Senior Unsecured Notes	1,643,794	1,628,382	(24)	—	4.25%	—	5.25%	2025 - 2029	N/A	N/A (25)	N/A (25)	N/A (25)
Total Debt Obligations, Net	$5,142,463	$4,245,697		$1,098,316							$3,235,204	$3,387,095

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
(9)Two additional 12-month extension periods at Company's option. No new advances are permitted during the final 12-month period.
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

Committed Loan and Securities Repurchase Facilities

The Company has entered into six committed master repurchase agreements, as outlined in the March 31, 2023 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of March 31, 2023 and December 31, 2022.

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

As of March 31, 2023, the Company had total debt obligations of $769.3 million outstanding pursuant to repurchase agreements with six counterparties. As of March 31, 2023 no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $152.9 million, or 10% of our total equity. As of March 31, 2023, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 26%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2023 with four additional one-year extension options, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of March 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

Debt Issuance Costs

As of March 31, 2023 and December 31, 2022, the amounts of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $4.9 million and $5.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

These non-recourse debt agreements provide for secured financing at rates ranging from 4.25% to 8.53%, and, as of March 31, 2023, have anticipated maturity dates between 2024-2031, with an average term of 3.9 years. These mortgage loans have carrying amounts of $469.7 million and $498.0 million, net of unamortized premiums of $2.3 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.3 million of premium amortization, which decreased interest expense for the three months ended March 31, 2023 and 2022, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $523.0 million and $559.9 million as of March 31, 2023 and December 31, 2022, respectively. During each of the three months ended March 31, 2023 and March 31, 2022, the Company did not execute any new term debt agreements to finance properties in its real estate portfolio.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 CLO Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 CLO Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE - Refer to Note 9, Consolidated Variable Interest Entities.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 CLO Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 CLO Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE - Refer to Note 9, Consolidated Variable Interest Entities.

As of March 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $4.8 million.

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

As of March 31, 2023, Tuebor had $213.0 million of borrowings outstanding, with terms of 0.4 years to 1.5 years (with a weighted average of 1.0 year), and interest rates of 2.74% to 5.18% (with a weighted average of 4.98%). As of March 31, 2023, collateral for the borrowings was comprised of $250.7 million of CMBS, U.S. Agency and U.S. Treasury securities (with advance rates of 71.7% to 97.1%).

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $836.8 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2023. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of March 31, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $614.4 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $642.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

During the three months ended March 31, 2023, the Company repurchased $16.2 million of the 2025 Notes and recognized a net gain of $1.3 million on extinguishment of debt, $36.4 million of the 2027 Notes and recognized a net gain of $6.4 million on extinguishment of debt, and $6.1 million of the 2029 Notes and recognized a net gain of $1.4 million on extinguishment of debt.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of March 31, 2023 and 2022.

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

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with a U.S. multinational corporation (the “Lender”), under which the Lender provided the Company with $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility was secured on a first lien basis on a portfolio of certain of the Company’s loans and scheduled to mature on May 6, 2023, and borrowings thereunder bore interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause. The Senior Financing Facility, which was fully paid as of June 30, 2022, was non-recourse, subject to limited exceptions, and did not contain mark-to-market provisions. Additionally, the Senior Financing Facility provided the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximized the Company’s financial flexibility.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2023	$170,361
2024	603,270
2025	651,924
2026	89,161
2027	808,995
Thereafter	712,740
Subtotal	3,036,451
Debt issuance costs included in senior unsecured notes	(14,185)
Debt issuance costs included in mortgage loan financings	(1,701)
Premiums included in mortgage loan financings(2)	2,270
Total (3)	$3,022,835

(1)The allocation of repayments under our committed loan repurchase facilities is based on the earlier of: (i) the maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Represents deferred gains on intercompany mortgage loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.
(3)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $4.8 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

Financial Covenants

The Company’s debt facilities are subject to covenants that require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2023.

The Company was in compliance with all covenants as of March 31, 2023.

LIBOR Transition

The Company has implemented fallback language for our LIBOR-based bi-lateral committed repurchase facilities and Revolving Credit Facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of March 31, 2023, 59.8% and 40.2% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. The Company continues to monitor the transition guidance provided by the Alternative Reference Rates Committee, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2023 and December 31, 2022 ($ in thousands):

March 31, 2023

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$808	$1,470	$—	1.38
Futures
5-year Treasury-Note Futures	44,200	$—	$20	0.25
10-year Treasury-Note Futures	61,400	—	29	0.25
Total futures	105,600	—	49
Total derivatives	$106,408	$1,470	$49

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.

December 31, 2022

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000	$1,804	$—	1.68
Futures
5-year Treasury-Note Futures	44,200	51	—	0.25
10-year Treasury-Note Futures	61,400	71	—	0.25
Total futures	105,600	122	—
Options
Options	9,100	112	—	0.20
Total derivatives	$204,700	$2,038	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(334)	$237	$(97)
Futures	(171)	(1,861)	(2,032)
Options	131	(244)	(113)
Total	$(374)	$(1,868)	$(2,242)

	Three Months Ended March 31, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(6)	$—	$(6)
Futures	(162)	3,303	3,141
Total	$(168)	$3,303	$3,135

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $2.7 million and $2.5 million of cash margin as collateral for derivatives as of March 31, 2023 and December 31, 2022, respectively, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2023 and December 31, 2022. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of March 31, 2023 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$1,421	$—	$1,421	$—	$(2,655)	$(1,234)
Total	$1,421	$—	$1,421	$—	$(2,655)	$(1,234)

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of March 31, 2023 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$769,266	$—	$769,266	$769,266	$3,333	$765,933
Total	$769,266	$—	$769,266	$769,266	$3,333	$765,933

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$2,038	$—	$2,038	$—	$(2,505)	$(467)
Total	$2,038	$—	$2,038	$—	$(2,505)	$(467)

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$847,863	$—	$847,863	$847,863	$19,128	$828,735
Total	$847,863	$—	$847,863	$847,863	$19,128	$828,735

(1)Included in restricted cash on consolidated balance sheets.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2023 and December 31, 2022 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Restricted cash	$1,170	$4,902
Mortgage loan receivables held for investment, net, at amortized cost	1,331,079	1,308,654
Accrued interest receivable	8,817	8,313
Other assets	4	17,505
Total assets	$1,341,070	$1,339,374
Debt obligations, net	$1,059,593	$1,058,462
Accrued expenses	3,213	3,029
Other liabilities	65	65
Total liabilities	1,062,871	1,061,556
Net equity in VIEs (eliminated in consolidation)	278,199	277,818
Total equity	278,199	277,818
Total liabilities and equity	$1,341,070	$1,339,374

Refer to Note 7. Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY STRUCTURE AND ACCOUNTS

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2023, the Company has a remaining amount available for repurchase of $44.5 million, which represents 3.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $9.45 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2023 and 2022 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid	250,000	(2,285)
Authorizations remaining as of March 31, 2023		$44,452

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$38,102
Repurchases paid	20,000	(214)
Authorizations remaining as of March 31, 2022		$37,888

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2023 and 2022:

Declaration Date	Dividend per Share
March 15, 2023	$0.23
Total	$0.23

March 15, 2022	$0.20
Total	$0.20

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2023 and 2022 ($ in thousands):

Accumulated Other Comprehensive Income (Loss)
December 31, 2022	$(21,009)
Other comprehensive income (loss)	3,485
March 31, 2023	$(17,524)

Accumulated Other Comprehensive Income (Loss)
December 31, 2021	$(4,112)
Other comprehensive income (loss)	(6,641)
March 31, 2022	$(10,753)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of March 31, 2023, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $79.5 million, and a single-tenant office building in Oakland County, MI with a book value of $8.7 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2023 and 2022 consist of the following:

	Three Months Ended March 31,
($ in thousands except share amounts)	2023	2022
Basic and Diluted Net income (loss) available for Class A common shareholders	$22,408	$19,032
Weighted average shares outstanding:
Basic	124,493,132	124,305,943
Diluted	124,656,102	125,478,001

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2023 and 2022 consist of the following:

	Three Months Ended March 31,
(In thousands except share and per share amounts) (1)	2023	2022
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$22,408	$19,032
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,493,132	124,305,943
Basic net income (loss) per share of Class A common stock	$0.18	$0.15

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$22,408	$19,032
Diluted net income (loss) attributable to Class A common shareholders	22,408	19,032
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,493,132	124,305,943
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	162,970	1,172,058
Diluted weighted average number of shares of Class A common stock outstanding (2)	124,656,102	125,478,001
Diluted net income (loss) per share of Class A common stock	$0.18	$0.15

(1)The Company is using the treasury stock method.
(2)There were 390,313 anti-dilutive shares as of March 31, 2023.

13. STOCK BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$9,124	$20,412
Total Stock Based Compensation Expense(1)	$9,124	$20,412

(1)Variance between the three months ended March 31, 2023 and March 31, 2022 is primarily due to timing of the 2022 and 2021 grants of employee stock-based compensation.

A summary of the grants is presented below:

	Three Months Ended March 31,
	2023		2022
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	1,417,561	$11.58	2,843,340	$11.89

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at March 31, 2023 and changes during 2023 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2022	2,529,571	$12.62	623,788
Granted	1,417,561	11.58	—
Vested	(1,697,350)	12.14	—
Forfeited	(32,446)	10.32	—
Nonvested/Outstanding at March 31, 2023	2,217,336	$12.36	623,788

Exercisable at March 31, 2023 (1)			623,788

(1)The weighted average exercise price of outstanding options is $14.84 at March 31, 2023.

At March 31, 2023, there was $19.2 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 35.0 months, with a weighted average remaining vesting period of 26.6 months.

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

Annual Incentive Awards Granted in 2023 with respect to 2022 Performance

For 2022 performance, certain employees received stock-based incentive equity in February 2023. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2024, 2025 and 2026, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a pre-tax return on average equity, based on distributable earnings divided by the Company’s average shareholders’ equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2023, 2024 and 2025, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded pre-tax return on average equity of 8% based on distributable earnings divided by the Company’s average shareholders’ equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Approximately 2/3 of all the shares subject to attainment of the Performance Target are also subject to the Catch-Up Provision, as the Catch-Up Provision is not available for the missed performance during the third performance year and has the effect of requiring the Company to achieve an average 8% return over the full three-year performance plan in order to be effective. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly.

On February 18, 2023, in connection with 2022 performance, annual stock awards were granted to management employees (each, a “Management Grantee”), with an aggregate grant date fair value of $8.5 million, which represents 733,607 shares of Class A common stock. The grant to Mr. Harris and approximately half of the grants to each of Ms. McCormack and Mr. Perelman were unrestricted. The other half of incentive equity granted to each of Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 101,344 shares with an aggregate fair value of $1.2 million), approximately half of the awards are subject to time-based vesting criteria and the remaining half are subject to attainment of the Performance Target for the applicable years.

On February 18, 2023, in connection with 2022 performance, annual stock awards were granted to certain non-management employees (“Non-Management Grantees”) with an aggregate grant date fair value of $7.5 million, which represents 651,429 shares of Class A common stock. Of these awards, 19,558 shares were unrestricted, 306,162 shares are subject to time-based vesting criteria and the remaining 325,709 shares are subject to the attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

Other 2023 Restricted Stock Awards

On February 18, 2023, certain members of the board of directors received annual restricted stock awards with a grant date fair value of $0.4 million, representing 32,525 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

Annual Incentive Awards Granted in 2022 with respect to 2021 Performance

For 2021 performance, certain employees received stock-based incentive equity in January 2022. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2023, 2024 and 2025, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2022, 2023 and 2024, respectively. Approximately 2/3 of all the shares subject to attainment of the Performance Target are also subject to the Catch-Up Provision. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly.

On January 31, 2022, in connection with 2021 performance, annual stock awards were granted to management employees (each, a “Management Grantee”), with an aggregate grant date fair value of $18 million, which represents 1,517,627 shares of Class A common stock. The grant to Mr. Harris and approximately 2/3 of the grants to each of Ms. McCormack and Mr. Perelman were unrestricted. The other 1/3 of incentive equity granted to each of Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 210,662 shares with an aggregate fair value of $2.5 million), approximately 1/3 of the awards were unrestricted, with another 1/3 of the awards subject to time-based vesting criteria, and the remaining 1/3 subject to attainment of the Performance Target for the applicable years.

On January 31, 2022, in connection with 2021 performance, annual stock awards were granted to certain non-management employees (“Non-Management Grantees”) with an aggregate grant date fair value of $15.4 million, which represents 1,293,853 shares of Class A common stock. Of these awards, 264,704 shares were unrestricted, 497,169 shares are subject to time-based vesting criteria, and the remaining 531,980 shares are subject to attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

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

Change in Control

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Miceli, Ms. McCormack, Mr. Perelman, and one Non-Management Grantee will become fully vested if: (1) such Grantee continues to be employed through the closing of the change in control; or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such Grantee’s employment is terminated without cause or due to death or disability or the Grantee resigns for Good Reason, as defined in each Grantee’s employment agreement. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2023 and December 31, 2022 are as follows ($ in thousands):

March 31, 2023

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$503,183		$502,710	$485,191	Internal model, third-party inputs	5.76%	1.01
CMBS interest-only(1)	898,620	(2)	9,493	9,537	Internal model, third-party inputs	3.82%	1.37
GNMA interest-only(3)	44,966	(2)	265	385	Internal model, third-party inputs	5.95%	3.09
Agency securities(1)	32		33	31	Internal model, third-party inputs	2.70%	1.42
U.S. Treasury securities(1)	25,000		24,772	24,772	Internal model, third-party inputs	4.10%	0.29
Equity securities(3)	N/A		160	113	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	3,809,591		3,794,075	3,306,791	Discounted Cash Flow(5)	9.18%	1.07
Mortgage loan receivables held for sale	31,350		27,197	27,197	Internal model, third-party inputs(6)	4.57%	8.94
FHLB stock(7)	9,585		9,585	9,585	(7)	4.75%	N/A
Nonhedge derivatives(1)(10)	106,408		1,421	1,421	Counterparty quotations	N/A	1.42

Liabilities:
Repurchase agreements - short-term	402,869		402,869	402,869	Cost plus Accrued Interest (8)	5.76%	0.53
Repurchase agreements - long-term	366,398		366,398	366,398	Discounted Cash Flow(9)	5.77%	2.31
Mortgage loan financing	469,121		469,690	453,300	Discounted Cash Flow	5.68%	3.31
CLO debt	1,064,365		1,059,593	1,059,593	Discounted Cash Flow(9)	7.00%	15.68
Borrowings from the FHLB	213,000		213,000	212,911	Discounted Cash Flow	1.21%	1.00
Senior unsecured notes	1,585,063		1,570,878	1,244,020	Internal model, third-party inputs	4.66%	4.53

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $25.5 million at March 31, 2023.
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
(10)The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2022

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$562,839		$562,246	$541,333	Internal model, third-party inputs	5.32%	1.06
CMBS interest-only(1)	1,026,195	(2)	10,498	10,443	Internal model, third-party inputs	3.65%	1.45
GNMA interest-only(3)	45,369	(2)	285	281	Internal model, third-party inputs	4.23%	3.30
Agency securities(1)	36		36	35	Internal model, third-party inputs	2.70%	1.54
U.S. Treasury securities(1)	36,000		35,328	35,328	Internal model, third-party inputs	4.17%	0.60
Equity securities(3)	N/A		160	118	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	3,907,295		3,885,746	3,875,708	Discounted Cash Flow(5)	8.85%	1.26
Mortgage loan receivables held for sale	31,350		27,391	27,391	Internal model, third-party inputs(6)	4.57%	9.19
FHLB stock(7)	9,585		9,585	9,585	(7)	4.75%	N/A
Nonhedge derivatives(1)(10)	204,700		2,038	2,038	Counterparty quotations	N/A	1.52

Liabilities:
Repurchase agreements - short-term	481,465		481,465	481,465	Cost plus Accrued Interest (8)	4.04%	0.37
Repurchase agreements - long-term	366,398		366,398	366,398	Discounted Cash Flow(9)	4.06%	2.56
Mortgage loan financing	497,454		497,991	477,101	Discounted Cash Flow	5.51%	3.36
CLO debt	1,064,365		1,058,462	1,058,462	Discounted Cash Flow(9)	6.35%	15.92
Borrowings from the FHLB	213,000		213,000	213,055	Discounted Cash Flow	1.61%	1.25
Senior unsecured notes	1,643,794		1,628,382	1,397,977	Internal model, third-party inputs	4.66%	4.75

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2023 and December 31, 2022 ($ in thousands):

March 31, 2023

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$493,802		$—	$—	$476,181	$476,181
CMBS interest-only(1)	890,193	(2)	—	—	9,150	9,150
GNMA interest-only(3)	44,966	(2)	—	—	385	385
Agency securities(1)	32		—	—	31	31
U.S. Treasury securities	25,000		24,772	—	—	24,772
Equity securities	N/A		113	—	—	113
Nonhedge derivatives(4)	106,408		—	1,421	—	1,421
			$24,885	$1,421	$485,747	$512,053

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,809,591		$—	$—	$3,306,791	$3,306,791
Mortgage loan receivable held for sale(6)	31,350		—	—	27,197	27,197
CMBS(7)	9,381		—	—	9,009	9,009
CMBS interest-only(7)	8,426		—	—	387	387
FHLB stock	9,585		—	—	9,585	9,585
			$—	$—	$3,352,969	$3,352,969
Liabilities:
Repurchase agreements - short-term	$402,869		$—	$—	$402,869	$402,869
Repurchase agreements - long-term	366,398		—	—	366,398	366,398
Mortgage loan financing	469,121		—	—	453,300	453,300
CLO debt	1,064,365		—	—	1,059,593	1,059,593
Borrowings from the FHLB	213,000		—	—	212,911	212,911
Senior unsecured notes	1,585,063		—	—	1,244,020	1,244,020
			$—	$—	$3,739,091	$3,739,091

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
(5)Balance does not include impact of allowance for current expected credit losses of $25.5 million at March 31, 2023.
(6)A lower of cost or market adjustment was recorded as of March 31, 2023.
(7)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, are classified as held-to-maturity and reported at amortized cost.

December 31, 2022

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$553,424		$—	$—	$532,304	$532,304
CMBS interest-only(1)	1,017,735	(2)	—	—	10,026	10,026
GNMA interest-only(3)	45,369	(2)	—	—	281	281
Agency securities(1)	36		—	—	35	35
Equity securities	N/A		118	—	—	118
U.S. Treasury securities	36,000		35,328	—	—	35,328
Nonhedge derivatives(4)	204,700		—	2,038	—	2,038
			$35,446	$2,038	$542,646	$580,130

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,907,295		$—	$—	$3,875,708	$3,875,708
Mortgage loan receivable held for sale(6)	31,350		—	—	27,391	27,391
CMBS(7)	9,415		—	—	9,030	9,030
CMBS interest-only(7)	8,460		—	—	417	417
FHLB stock	9,585		—	—	9,585	9,585
			$—	$—	$3,922,131	$3,922,131
Liabilities:
Repurchase agreements - short-term	$481,465		$—	$—	$481,465	$481,465
Repurchase agreements - long-term	366,398		—	—	366,398	366,398
Mortgage loan financing	497,454		—	—	477,101	477,101
CLO debt	1,064,365		—	—	1,058,462	1,058,462
Borrowings from the FHLB	213,000		—	—	213,055	213,055
Senior unsecured notes	1,643,794		—	—	1,397,977	1,397,977
			$—	$—	$3,994,458	$3,994,458

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
(5)Balance does not include impact of allowance for current expected credit losses of $20.8 million at December 31, 2021.
(6)A lower of cost or market adjustment was recorded as of December 31, 2022.
(7)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, are classified as held-to-maturity and reported at amortized cost.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
Level 3	2023	2022
Balance at January 1,	$542,646	$692,864
Transfer from level 2	—	—
Purchases	546	29,603
Sales	(10,689)	(4,261)
Paydowns/maturities	(49,180)	(57,489)
Amortization of premium/discount	(880)	(1,326)
Unrealized gain/(loss)	3,616	(6,638)
Realized gain/(loss) on sale	(312)	(103)
Balance at March 31,	$485,747	$652,650

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

March 31, 2023

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$476,181		Discounted cash flow	Yield (4)	2.88%	5.67%	17.69%
CMBS interest-only(1)	9,150	(2)	Discounted cash flow	Yield (4)	2.56%	2.85%	22.62%
GNMA interest-only(3)	385	(2)	Discounted cash flow	Yield (4)	1.28%	5.95%	10.00%
Agency securities(1)	31		Discounted cash flow	Yield (4)	2.70%	2.70%	2.70%
Total	$485,747

December 31, 2022

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$532,304		Discounted cash flow	Yield (4)	2.89%	5.29%	17.47%
CMBS interest-only(1)	10,026	(2)	Discounted cash flow	Yield (4)	1.39%	3.72%	19.66%
GNMA interest-only(3)	281	(2)	Discounted cash flow	Yield (4)	1.28%	5.50%	10.00%
Agency securities(1)	35		Discounted cash flow	Yield (4)	2.70%	2.70%	2.70%
Total	$542,646

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
(3)GNMA interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $0.9 million for the three months ended March 31, 2023 and $(0.9) million for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company’s net deferred tax assets (liabilities) were $(2.6) million and $(1.8) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $0.8 million and $(0.4) million for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2023, the Company had a deferred tax asset of $4.5 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2024. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of March 31, 2023, the Company had $1.4 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2023, the tax years 2019-2022 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an IRS audit for tax year 2020. The Company does not expect these audits to result in any material changes to the Company’s financial position. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the three months ended March 31, 2023. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

As of March 31, 2023 and December 31, 2022, the Company’s unrecognized tax benefit is a liability for $2.6 million and $2.4 million, respectively, and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on the Company’s effective income tax rate in future periods. As of March 31, 2023, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

17. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2023, the Company had a $16.2 million lease liability and a $15.5 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating lease of office space. Right-of use lease assets initially equal the lease liability. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $0.5 million and $0.3 million, respectively, in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2023 are as follows ($ in thousands):

2023 (last 9 months)	$788
2024	2,171
2025	2,207
2026	2,219
2027	2,232
Thereafter	13,344
Total undiscounted cash flows	22,961
Present value discount (1)	(6,728)
Lease liabilities	$16,233

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral, which is estimated to be 6.62%, and the remaining lease term is 10.3 years.

Unfunded Loan Commitments

As of March 31, 2023, the Company’s off-balance sheet arrangements consisted of $289.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 54% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2022, the Company’s off-balance sheet arrangements consisted of $321.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of March 31, 2023, the Company had $109.7 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended March 31, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$90,874	$10,129	$2	$2,791	$103,796
Interest expense	(28,728)	(2,633)	(6,653)	(22,735)	(60,749)
Net interest income (expense)	62,146	7,496	(6,651)	(19,944)	43,047
(Provision for) release of loan loss reserves	(4,736)	—	—	—	(4,736)
Net interest income (expense) after provision for (release of) loan reserves	57,410	7,496	(6,651)	(19,944)	38,311

Real estate operating income	—	—	23,199	—	23,199
Net result from mortgage loan receivables held for sale	(194)	—	—	—	(194)
Realized gain (loss) on securities	—	(307)	—	—	(307)
Unrealized gain (loss) on securities	—	117	—	—	117
Fee and other income	1,681	4	2	144	1,831
Net result from derivative transactions	(1,843)	(302)	(97)	—	(2,242)
Earnings (loss) from investment in unconsolidated ventures	—	—	217	—	217
Gain (loss) on extinguishment of debt	—	—	—	9,217	9,217
Total other income (loss)	(356)	(488)	23,321	9,361	31,838

Compensation and employee benefits	—	—	—	(22,084)	(22,084)
Operating expenses	—	—	—	(5,256)	(5,256)
Real estate operating expenses	—	—	(9,849)	—	(9,849)
Fee expense	(967)	(48)	(93)	(412)	(1,520)
Depreciation and amortization	—	—	(7,425)	(104)	(7,529)
Total costs and expenses	(967)	(48)	(17,367)	(27,856)	(46,238)

Income tax (expense) benefit	—	—	—	(1,720)	(1,720)
Segment profit (loss)	$56,087	$6,960	$(697)	$(40,159)	$22,191

Total assets as of March 31, 2023	$3,795,773	$520,008	$699,601	$845,144	$5,860,526

Three months ended March 31, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$53,120	$3,065	$—	$20	$56,205
Interest expense	(14,283)	(452)	(11,479)	(20,821)	(47,035)
Net interest income (expense)	38,837	2,613	(11,479)	(20,801)	9,170
(Provision for) release of loan loss reserves	(874)		—	—	(874)
Net interest income (expense) after provision for (release of) loan reserves	37,963	2,613	(11,479)	(20,801)	8,296

Real estate operating income	—	—	26,354	—	26,354
Net result from mortgage loan receivables held for sale	(949)	—	—	—	(949)
Realized gain (loss) on securities	—	(96)	—	—	(96)
Unrealized gain (loss) on securities	—	17	—	—	17
Realized gain on sale of real estate, net	—	—	29,154	—	29,154
Fee and other income	3,377	15	3,707	95	7,194
Net result from derivative transactions	2,337	804	(6)	—	3,135
Earnings (loss) from investment in unconsolidated joint ventures	—	—	434	—	434
Total other income (loss)	4,765	740	59,643	95	65,243

Compensation and employee benefits	—	—	—	(29,864)	(29,864)
Operating expenses(3)	17	—	—	(5,525)	(5,508)
Real estate operating expenses	—	—	(8,992)	—	(8,992)
Fee expense	(799)	(48)	(166)	(975)	(1,988)
Depreciation and amortization	—	—	(9,334)	(8)	(9,342)
Total costs and expenses	(782)	(48)	(18,492)	(36,372)	(55,694)

Income tax (expense) benefit	—	—	—	1,309	1,309
Segment profit (loss)	$41,946	$3,305	$29,672	$(55,769)	$19,154

Total assets as of December 31, 2022	$3,892,382	$587,519	$706,355	$764,917	$5,951,173

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $6.3 million and $6.2 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in FHLB stock of $9.6 million as of March 31, 2023 and December 31, 2022, and the Company’s senior unsecured notes of $1.6 billion at March 31, 2023 and December 31, 2022.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.7 billion of commercial real estate loans from our inception in October 2008 through March 31, 2023. During this timeframe, we also acquired $13.1 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.0 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2023, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of March 31, 2023, we had $5.9 billion in total assets and $1.5 billion of total equity. Our assets primarily included $3.8 billion of loans, $693.3 million of real estate, $520.0 million of securities and $626.1 million of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market CLO debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2023, our management team and directors held interests in our Company comprising over 10% of our total equity. On average, our management team members have over 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder. As of March 31, 2023, we employed 63 full-time industry professionals.

We continue to actively manage the liquidity and operations of the Company in light of market conditions, including rising interest rates and potential recessionary conditions. The Company has disclosed the impact of current market conditions on our business throughout this Quarterly Report.

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

	March 31, 2023		December 31, 2022
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,750,799	64.1%	$3,819,860	64.1%
Other commercial real estate-related loans	43,276	0.7%	65,886	1.1%
Allowance for credit losses	(25,499)	(0.4)%	(20,755)	(0.3)%
Total balance sheet loans	3,768,576	64.4%	3,864,991	64.9%
Conduit first mortgage loans	27,197	0.5%	27,391	0.5%
Total loans	3,795,773	64.9%	3,892,382	65.4%
Real Estate
Real estate and related lease intangibles, net	693,266	11.8%	700,136	11.8%
Total real estate	693,266	11.8%	700,136	11.8%
Securities
CMBS investments	494,727	8.4%	551,776	9.3%
U.S. Treasury securities	24,772	0.4%	35,328	0.6%
U.S. Agency securities investments	416	—%	316	—%
Equity securities	113	—%	118	—%
Allowance for credit losses	(20)	—%	(20)	—%
Total securities	520,008	8.8%	587,518	9.9%
Other Investments
Investments in and advances to unconsolidated ventures	6,336	0.1%	6,219	0.1%
Total other investments	6,336	0.1%	6,219	0.1%
Total investments	5,015,383	85.6%	5,186,255	87.1%
Cash, cash equivalents and restricted cash	651,297	11.1%	659,602	11.1%
Other assets	193,846	3.3%	105,316	1.8%
Total assets	$5,860,526	100%	$5,951,173	100%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2023, we held a portfolio of 137 balance sheet first mortgage loans with an aggregate book value of $3.8 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.9% at March 31, 2023.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2023, we held a portfolio of 11 other commercial real estate-related loans with an aggregate book value of $43.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 77.7% at March 31, 2023.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $27.2 million at March 31, 2023.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of March 31, 2023, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 58.9% at March 31, 2023.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of March 31, 2023, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of March 31, 2023, we owned 156 single tenant net leased properties with an aggregate book value of $492.9 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2023, our net leased properties comprised a total of 3.8 million square feet, 100% leased with an average age since construction of 18.7 years and a weighted average remaining lease term of 9.5 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended March 31, 2023, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of March 31, 2023, we owned 48 diversified commercial real estate properties throughout the U.S with an aggregate book value of $200.4 million. During the three months ended March 31, 2023, we collected 100% of rent on these properties.

The following charts summarize the composition of our real estate investments as of March 31, 2023 ($ in millions):

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

As of March 31, 2023, the estimated fair value of our portfolio of CMBS investments totaled $494.7 million in 79 CUSIPs ($6.3 million average investment per CUSIP). Included in the $494.7 million of CMBS securities are $9.4 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of March 31, 2023:

In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2023, our CMBS investments had a weighted average duration of 1.0 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2023, by property count and market value, respectively, 53.4% and 76.7% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 3.1% and 36.2%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 9.9% by property count and 0.1% to 13.8% by market value.

Other Investments

Unconsolidated Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of March 31, 2023, Grace Lake LLC owned an office building campus with a carrying value of $49.1 million, which is net of accumulated depreciation of $47.3 million, that is financed by $40.0 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of March 31, 2023, the book value of our investment in Grace Lake LLC was $6.3 million.

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

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage. Refer to our discussion below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6 Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

Unsecured Corporate Bonds

As of March 31, 2023, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $614.4 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $642.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.9 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of March 31, 2023.

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

As of March 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $4.8 million were included in CLO debt as of March 31, 2023. The CLOs are considered variable interest entities (“VIEs”) of which the Company is the primary beneficiary and, therefore, consolidated the VIEs - See Note 9, Consolidated Variable Interest Entities.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of March 31, 2023, the Company had $651.2 million of borrowings outstanding, with an additional $548.8 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2023, the Company had $8.0 million borrowings outstanding, with an additional $92.0 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the three months ended March 31, 2023, we did not execute any long term debt agreement to finance real estate. Our mortgage loan financings have primarily fixed rates ranging from 4.25% to 8.53%, mature between 2024-2031 and total $469.7 million as of March 31, 2023. These long-term non-recourse mortgages include net unamortized premiums of $2.3 million at March 31, 2023, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.2 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2023. The loans are collateralized by real estate and related lease intangibles, net, of $523.0 million as of March 31, 2023.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of July 2027. The interest rate on Eurodollar advances is the sum of one-month Term SOFR plus a fixed margin of 2.50%, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of March 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We became a member of the FHLB in 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. As of March 31, 2023, Tuebor had $213.0 million of borrowings outstanding from the FHLB, with terms of 0.4 years to 1.5 years, interest rates of 2.74% to 5.18%, and advance rates of 71.7% to 97.1% on eligible collateral, including cash collateral. As of March 31, 2023, collateral for the borrowings was comprised of $250.7 million of CMBS and U.S. Agency securities.

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

We are in compliance with all covenants as described in this Quarterly Report as of March 31, 2023.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 is presented below.

Three months ended March 31, 2023 compared to the three months ended December 31, 2022

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022	Difference
Net interest income
Interest income	$103,796	$94,688	$9,108
Interest expense	60,749	57,390	3,359
Net interest income (expense)	43,047	37,298	5,749
Provision for (release of) loan loss reserves, net	4,736	2,338	2,398
Net interest income (expense) after provision for (release of) loan losses	38,311	34,960	3,351
Other income (loss)
Real estate operating income	23,199	25,590	(2,391)
Net result from mortgage loan receivables held for sale	(194)	(428)	234
Realized gain (loss) on securities	(307)	2	(309)
Unrealized gain (loss) on securities	117	12	105
Realized gain (loss) on sale of real estate, net	—	53,897	(53,897)
Fee and other income	1,831	2,785	(954)
Net result from derivative transactions	(2,242)	(21)	(2,221)
Earnings from investment in unconsolidated ventures	217	213	4
Gain on extinguishment of debt	9,217	—	9,217
Total other income (loss)	31,838	82,050	(50,212)
Costs and expenses
Compensation and employee benefits	22,084	16,671	5,413
Operating expenses	5,256	5,414	(158)
Real estate operating expenses	9,849	9,678	171
Fee expense	1,520	2,073	(553)
Depreciation and amortization	7,529	7,909	(380)
Total costs and expenses	46,238	41,745	4,493
Income (loss) before taxes	23,911	75,265	(51,354)
Income tax expense (benefit)	1,720	1,012	708
Net income (loss)	22,191	74,253	(52,062)
Net (income) loss attributable to noncontrolling interests in consolidated ventures	217	(14,700)	14,917
Net income (loss) attributable to Class A common shareholders	$22,408	$59,553	$(37,145)

Investment Overview

Activity for the three months ended March 31, 2023 included originating and funding $32.6 million in principal value of commercial mortgage loans, which was partially offset by $131.3 million of principal repayments. We acquired $3.5 million of new securities, which was offset by $13.6 million of sales and $60.2 million of amortization and paydowns in the portfolio, which partially contributed to a net decrease in our securities portfolio of $67.5 million during the three months ended March 31, 2023. In addition, we purchased $1.0 billion of short-term U.S. treasury securities during the three months ended March 31, 2023, of which $574 million matured during the three months ended March 31, 2023.

Activity for the three months ended December 31, 2022 included originating and funding $51.3 million in principal value of commercial mortgage loans, which was partially offset by $180.5 million of principal repayments. We acquired $28.1 million of new securities, which was partially offset by $0.3 million of sales and $48.0 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $23.0 million during the three months ended December 31, 2022. We received proceeds from the sale of real estate of $137.4 million.

Net Interest Income

The $9.1 million increase in interest income was primarily attributable to an increase in prevailing interest rates, partially offset by a reduction in our outstanding loan balances as a result of net paydowns. For the three months ended March 31, 2023, the amortized cost of securities investments averaged $0.5 billion and the amortized cost of loan investments averaged $3.9 billion. For the three months ended December 31, 2022, securities investments averaged $0.6 billion and loan investments averaged $4.0 billion. There was a $51.8 million decrease in average securities investments, and a $97.1 million decrease in average loan investments.

The $3.4 million increase in interest expense is primarily related to an increase in utilization of our repurchase facilities and increases in interest expense as a result of rising prevailing interest rates.

The increase in net interest income before provision for loan losses of $5.7 million as explained above.

As of March 31, 2023, the weighted average yield on our mortgage loan receivables was 9.1%, compared to 8.8% as of December 31, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of March 31, 2023, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.5%, compared to 6.0% as of December 31, 2022. The increase in the rate on borrowings against our mortgage loan receivables from December 31, 2022 to March 31, 2023 was primarily due to increases in prevailing interest rates. As of March 31, 2023, we had outstanding borrowings secured by our mortgage loan receivables equal to 45.1% of the carrying value of our mortgage loan receivables, compared to 43.0% as of December 31, 2022.

As of March 31, 2023, the weighted average yield on our securities was 5.6%, compared to 5.2% as of December 31, 2022. As of March 31, 2023, the weighted average interest rate on borrowings against our securities was 5.2%, compared to 4.8% as of December 31, 2022. The increase in the rate on borrowings against our securities from December 31, 2022 to March 31, 2023 was primarily due to higher prevailing market borrowing rates as of March 31, 2023 compared to December 31, 2022. As of March 31, 2023, we had outstanding borrowings secured by our securities equal to 63.7% of the carrying value of our securities, compared to 75.6% as of December 31, 2022.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2023, and December 31, 2022, the weighted average interest rate on mortgage borrowings against our real estate was 5.7% and 5.5%, respectively. As of March 31, 2023, we had outstanding borrowings secured by our real estate equal to 67.8% of the carrying value of our real estate, compared to 71.1% as of December 31, 2022.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended March 31, 2023 was $4.7 million, primarily due to adverse changes in macroeconomic scenarios.

The provision for the three months ended December 31, 2022 was $2.3 million primarily due to adverse changes in macroeconomic scenarios. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

Real Estate Operating Income

The decrease of $2.4 million in real estate operating income was primarily attributable to real estate sales that occurred during the three months ended December 31, 2022.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2023, we did not transfer any balance sheet first mortgage or conduit loans and recorded a lower of cost or market adjustment of $0.2 million. During the three months ended December 31, 2022, we did not transfer any balance sheet mortgage loans or conduit loans and recorded $0.4 million net in lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Sale of Real Estate, Net

There was a decrease of $(53.9) million in realized gain (loss) on the sale of real estate for the three months ended March 31, 2023. The decrease was the result of no sale activity for the three months ended March 31, 2023 compared to the sale of an apartment building, one retail building and an office building for a realized gain of $53.9 million for the three months ended December 31, 2022.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $1.0 million decrease in fee and other income was primarily due to fees earned in connection with the payoff of our mortgage loan debt as a result of the sale of real estate for the three months ended December 31, 2022 as compared to the three months ended March 31, 2023.

Net Result from Derivative Transactions

Net result from derivative transactions of $(2.2) million is composed of a realized loss of $1.8 million and an unrealized loss of $0.4 million for the three months ended March 31, 2023, compared to a net immaterial loss for the three months ended December 31, 2022, which was comprised of a realized gain of $0.2 million and an unrealized loss of $0.2 million. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2023 was primarily related to movement in interest rates during the three months ended March 31, 2023. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in Grace Lake LLC totaled $0.2 million for the three months ended March 31, 2023 and December 31, 2022. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Gain (Loss) on Extinguishment of Debt

During the three months ended March 31, 2023, there was $9.2 million of gain on extinguishment of debt as the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt, (2) $36.4 million of principal of the 2027 Notes for a repurchase price of $29.7 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(288) thousand of unamortized debt issuance costs associated with the retired debt and (3) $6.1 million of principal of the 2029 Notes for a repurchase price of $4.6 million, recognizing a $1.4 million net gain on extinguishment of debt after recognizing $(76) thousand of unamortized debt issuance costs associated with the retired debt. There was no gain (loss) on extinguishment of debt for the three months ended December 31, 2022.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $5.4 million in compensation expense was primarily attributable to the timing of our annual equity based compensation, which was granted during three months ended March 31, 2023 whereas there was no equity based compensation granted during the three months ended December 31, 2022.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease during the three months ended March 31, 2023 compared to the three months ended December 31, 2022 of $(0.2) million was primarily related to a decrease in technology expenses.

Real Estate Operating Expenses

The increase during the three months ended March 31, 2023 compared to the three months ended December 31, 2022 of $0.2 million in real estate operating expense is primarily the result of increases in hotel operations at our properties offset by the sale of real estate properties during the three months ended December 31, 2022.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease during the three months ended March 31, 2023 compared to the three months ended December 31, 2022 of $(0.6) million was primarily attributable to a decrease in legal fees and a decrease in other professional fees.

Depreciation and Amortization

The $(0.4) million decrease during the three months ended March 31, 2023 compared to the three months ended December 31, 2022 in depreciation and amortization is primarily attributable to the timing of the real estate sales during the previous quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense during the three months ended March 31, 2023 compared to the three months ended December 31, 2022 is primarily a result of changes in our forecasted GAAP income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is presented below.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,
	2023	2022	Difference
Net interest income
Interest income	$103,796	$56,205	$47,591
Interest expense	60,749	47,035	13,714
Net interest income (expense)	43,047	9,170	33,877
Provision for (release of) loan loss reserves, net	4,736	874	3,862
Net interest income (expense) after provision for (release of) loan losses	38,311	8,296	30,015
Other income (loss)
Real estate operating income	23,199	26,354	(3,155)
Net result from mortgage loan receivables held for sale	(194)	(949)	755
Realized gain (loss) on securities	(307)	(96)	(211)
Unrealized gain (loss) on securities	117	17	100
Realized gain (loss) on sale of real estate, net	—	29,154	(29,154)
Fee and other income	1,831	7,194	(5,363)
Net result from derivative transactions	(2,242)	3,135	(5,377)
Earnings from investment in unconsolidated ventures	217	434	(217)
Gain on extinguishment of debt	9,217	—	9,217
Total other income (loss)	31,838	65,243	(33,405)
Costs and expenses
Compensation and employee benefits	22,084	29,864	(7,780)
Operating expenses	5,256	5,508	(252)
Real estate operating expenses	9,849	8,992	857
Fee expense	1,520	1,988	(468)
Depreciation and amortization	7,529	9,342	(1,813)
Total costs and expenses	46,238	55,694	(9,456)
Income (loss) before taxes	23,911	17,845	6,066
Income tax expense (benefit)	1,720	(1,309)	3,029
Net income (loss)	$22,191	$19,154	$3,037

Investment Overview

Activity for the three months ended March 31, 2023 included originating and funding $32.6 million in principal value of commercial mortgage loans, which was offset by $131.3 million of principal repayments. We acquired $3.5 million of new securities, which was offset by $60.2 million of amortization in the portfolio and $13.6 million of sales, which partially contributed to a net decrease in our securities portfolio of $67.5 million during the three months ended March 31, 2023. In addition, we purchased $1.0 billion of short-term U.S. treasury securities during the three months ended March 31, 2023, of which $574 million matured during the three months ended March 31, 2023.

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

Net Interest Income

The $47.6 million increase in interest income was primarily attributable to increases in prevailing interest rate benchmarks on our floating rate balance sheet loan and securities portfolios and an increase in net originations from our balance sheet first mortgage loans. For the three months ended March 31, 2023, the amortized cost of loan investments averaged $3.9 billion and the amortized cost of securities investments averaged $0.5 billion. For the three months ended March 31, 2022, loan investments averaged $3.8 billion and securities investments averaged $0.7 billion. There was a $0.1 billion increase in average loan investments and a $(0.2) billion decrease in average securities investments.

The $13.7 million increase in interest expense is primarily related to higher prevailing rates on our floating rate debt and higher outstanding balances on our loan repurchase facilities. The increase in interest expense was partially offset by the payoff of our Secured Financing Facility and reductions in the outstanding balances of our long-term mortgage loan debt, securities repurchase financing, and FHLB borrowings as well as a reduction in expense as a result of redemptions of our Notes.

The increase in net interest income before provision for loan losses of $33.9 million as explained above is also attributable to a higher percentage of our owned assets being variable rate as compared to certain financing sources such as our unsecured bonds and our mortgage loan financing being fixed rate.

As of March 31, 2023, the weighted average yield on our mortgage loan receivables was 9.1%, compared to 5.4% as of March 31, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of March 31, 2023, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.5%, compared to 2.7% as of March 31, 2022. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2022 to March 31, 2023 was primarily due to the increase in prevailing interest rates. As of March 31, 2023, we had outstanding borrowings secured by our mortgage loan receivables equal to 45.1% of the carrying value of our mortgage loan receivables, compared to 40.7% as of March 31, 2022.

As of March 31, 2023, the weighted average yield on our securities was 5.6%, compared to 2.0% as of March 31, 2022. As of March 31, 2023, the weighted average interest rate on borrowings against our securities was 5.2%, compared to 1.0% as of March 31, 2022. The increase in the rate on borrowings against our securities from March 31, 2022 to March 31, 2023 was primarily due to higher prevailing market borrowing rates as of March 31, 2023 compared to March 31, 2022. As of March 31, 2023, we had outstanding borrowings secured by our securities equal to 63.7% of the carrying value of our real estate securities, compared to 73.2% as of March 31, 2022.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2023, the weighted average interest rate on mortgage borrowings against our real estate was 5.7%, compared to 4.9% as of March 31, 2022. As of March 31, 2023, we had outstanding borrowings secured by our real estate equal to 67.8% of the carrying value of our real estate, compared to 76.5% as of March 31, 2022.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended March 31, 2023 was $4.7 million. The increase in provision associated with the general reserve during the three months ended March 31, 2023 is primarily due to adverse changes in macroeconomic scenarios.

The total change in reserve for provision for the three months ended March 31, 2022 was an increase in provision of $0.9 million. The increase represented an increase in the general reserve of loans held for investment of $0.6 million and an increase related to unfunded loan commitments of $0.3 million. The increase during the three months ended March 31, 2022 was primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

Real Estate Operating Income

The decrease of $3.2 million in real estate operating income was primarily a result of the timing of six real estate sales that occurred after March 31, 2022.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2023, we did not sell any conduit loans and recorded $0.2 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended March 31, 2022, we did not sell any conduit loans and recorded $ 0.9 million of lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized loss on securities for the three months ended March 31, 2023 was $(0.3) million compared to a realized loss of $(0.1) million for March 31, 2022, which resulted in a net negative change of $(0.2) million. For the three months ended March 31, 2023, we sold $10.7 million of CMBS securities. For the three months ended March 31, 2022, we sold $4.3 million of CMBS securities.

Realized Gain (Loss) on Sale of Real Estate, Net

There was a decrease of $29.2 million in realized gain (loss) on the sale of real estate, which was a result of the timing of real estate sales. There were no sales of real estate during the three months ended March 31, 2023 and a sale of one office property for a realized gain of $14.5 million and one warehouse property for a realized gain of $14.6 million for the three months ended March 31, 2022.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $5.4 million decrease in fee and other income was primarily driven by a decrease in fees as a result of the sale of real estate, partially offset by an increase in dividends from FHLB stock.

Net Result from Derivative Transactions

Net result from derivative transactions of $(2.2) million is composed of realized losses of $1.8 million and an unrealized loss of $0.4 million for the three months ended March 31, 2023, compared to a net gain of $3.1 million for the three months ended March 31, 2022, which was comprised of a realized gain of $3.3 million and a $0.2 million unrealized loss resulting in a negative change of $5.4 million. The hedge positions primarily relate to fixed rate conduit loans, and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures and interest rate swap futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2023 was primarily related to movement in interest rates during the three months ended March 31, 2023. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in Grace Lake LLC totaled $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt totaled $9.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company retired: (i) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt; (ii) $36.4 million of principal of the 2027 Notes for a repurchase price of $29.7 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(288) thousand of unamortized debt issuance costs associated with the retired debt; and (iii) $6.1 million of principal of the 2029 Notes for a repurchase price of $4.6 million, recognizing a $1.4 million net gain on extinguishment of debt after recognizing $(76) thousand of unamortized debt issuance costs associated with the retired debt. There was no gain (loss) on extinguishment of debt for the three months ended March 31, 2022.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity-based compensation and other employee benefits. The decrease of $7.8 million in compensation expense is primarily due to a decrease in equity based compensation.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the three months ended March 31, 2023 as compared to March 31, 2022 of $0.3 million was primarily related to a decrease in legal and technology expenses partially offset by an increase in other professional fees.

Real Estate Operating Expenses

The increase during the three months ended March 31, 2023 as compared to March 31, 2022 of $0.9 million in real estate operating expense is primarily the result of increased hotel operations.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease during the three months ended March 31, 2023 as compared to March 31, 2022 of $0.5 million was primarily attributable to a decrease in deal related expenses.

Depreciation and Amortization

The $1.8 million decrease during the three months ended March 31, 2023 as compared to March 31, 2022 in depreciation and amortization is primarily attributable to the timing of the six real estate sales and one acquisition that occurred after March 31, 2022.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense of $3.0 million during the three months ended March 31, 2023 as compared to March 31, 2022 is primarily a result of increases to GAAP income in our TRSs.

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

To ensure that Ladder can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including: (1) cash and cash equivalents; (2) cash generated from operations; (3) proceeds from the issuance of the unsecured bonds; (4) borrowings under repurchase agreements; (5) principal repayments on investments including mortgage loans and securities; (6) borrowings under our Revolving Credit Facility; (7) proceeds from securitizations and sales of loans; (8) proceeds from the sale of securities; (9) proceeds from the sale of real estate; (10) proceeds from the issuance of CLO debt and other non-mark-to-market loan financing; and (11) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis and have the ability to use our significant unencumbered asset base to further finance our business.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $651.3 million at March 31, 2023, of which $626.1 million was unrestricted cash and cash equivalents and $25.2 million was restricted cash. In addition, we held $109.7 million of U.S. Treasury securities traded and not yet settled within other assets on our consolidated balance sheet at March 31, 2023. We held cash and cash equivalents of $609.1 million and restricted cash of $50.5 million as of December 31, 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$111,410	$(30,035)
Net cash provided by (used in) investing activities	188,264	(171,936)
Net cash provided by (used in) financing activities	(198,262)	75,649
Net increase (decrease) in cash, cash equivalents and restricted cash	$101,412	$(126,322)

Three months ended March 31, 2023

We experienced a net increase in cash, cash equivalents and restricted cash of $101.4 million for the three months ended March 31, 2023, reflecting cash provided by operating activities of $111.4 million, cash provided by investing activities of $188.3 million and cash used in financing activities of $(198.3) million.

Net cash provided by operating activities of $111.4 million was primarily driven by $109.7 million of U.S. Treasury securities with maturities of less than three months that were traded and not yet settled, and net interest income and increases in net operating income on our real estate portfolio.

Net cash provided by investing activities of $188.3 million was driven by $150.2 million of repayment from mortgage loan receivables, $60.2 million in repayments on securities, and $13.6 million of proceeds from sale of securities, partially offset by $(32.6) million of origination of mortgage loans held for investment and $(3.5) million in purchases of securities.

Net cash used in financing activities of $(198.3) million was primarily as a result of net repayments of borrowings of $(156.4) million, $(30.4) million of dividend payments, $(7.9) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(2.3) million purchase of treasury stock, and $(0.8) million in deferred financing cost.

Three months ended March 31, 2022

We experienced a net decrease in cash, cash equivalents and restricted cash of $(126.3) million for the three months ended March 31, 2022, reflecting cash used in operating activities of $(30.0) million, cash provided by investing activities of $(171.9) million and cash used in financing activities of $75.6 million.

Net cash used in operating activities of $(30.0) million was primarily driven by $(54.8) million of originations of mortgage loans held for sale, offset by increases in net interest income and increases in net operating income on our real estate portfolio.

Net cash used in investing activities of $(171.9) million was driven by usage of $(648.5) million of origination of mortgage loans held for investment and $(26.0) million in purchases of real estate securities. These uses were partially offset by $358.2 million of repayment from mortgage loan receivables, $79.5 million proceeds from the sale of real estate, $57.8 million in repayments on securities, and $4.3 million of proceeds from the sale of real estate securities.

Net cash provided by financing activities of $75.6 million was primarily as a result of net borrowings of $115.4 million partially offset by $(26.1) million of dividend payments, $(11.3) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, and $(1.5) million in deferred financing costs.

Unencumbered Assets

As of March 31, 2023, we held unencumbered cash of $626.1 million, unencumbered loans of $1.6 billion, unencumbered securities of $138.7 million, unencumbered real estate of $170.2 million and $359.8 million of other assets not secured by any portion of secured indebtedness. As of December 31, 2022, we held unencumbered cash of $609.1 million, unencumbered loans of $1.7 billion, unencumbered securities of $97.5 million, unencumbered real estate of $140.3 million and $351.6 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2023 are set forth in the table below ($ in thousands):

March 31, 2023
Committed loan repurchase facilities	$651,224
Committed securities repurchase facility	8,032
Uncommitted securities repurchase facilities	110,011
Total repurchase facilities	769,267
Revolving credit facility	—
Mortgage loan financing(1)	469,690
CLO debt(2)	1,059,593
Borrowings from the FHLB	213,000
Senior unsecured notes(3)	1,570,878
Total debt obligations, net	$4,082,428

(1)Presented net of unamortized debt issuance costs of $1.7 million as of March 31, 2023.
(2)Presented net of unamortized debt issuance costs of $4.8 million as of March 31, 2023.
(3)Presented net of unamortized debt issuance costs of $14.2 million as of March 31, 2023.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of March 31, 2023 and December 31, 2022. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of March 31, 2023, the Company had $651.2 million of borrowings outstanding, with an additional $548.8 million of committed financing available. As of December 31, 2022, the Company had $616.9 million of borrowings outstanding, with an additional $683.1 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2023.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2023, the Company had $8.0 million borrowings outstanding, with an additional $92.0 million of committed financing available. As of December 31, 2022, the Company had $8.6 million of borrowings outstanding, and an additional $91.4 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving credit facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2023 with four additional one-year extension options, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of March 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million. There were no outstanding draws on the facility at December 31, 2022.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the three months ended March 31, 2023, we did not execute any term debt agreement to finance real estate. Our non-recourse debt agreements provide for primarily fixed rate financing at rates ranging from 4.25% to 8.53%, with anticipated maturity dates between 2024-2031 and an average term of 3.9 years as of March 31, 2023. These loans have carrying amounts of $469.7 million and $498.0 million, net of unamortized premiums of $2.3 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.3 million of premium amortization, which decreased interest expense for the three months ended March 31, 2023 and March 31, 2022, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $523.0 million and $559.9 million as of March 31, 2023 and December 31, 2022, respectively.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 9, Consolidated Variable Interest Entities.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 9, Consolidated Variable Interest Entities.

As of March 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $4.8 million were included in CLO debt as of March 31, 2023.

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

As of March 31, 2023, Tuebor had $213.0 million of borrowings outstanding, with terms of 0.4 years to 1.5 years (with a weighted average of 1.0 year), interest rates of 2.74% to 5.18% (with a weighted average of 4.98%), and advance rates of 71.7% to 97.1% on eligible collateral. As of March 31, 2023, collateral for the borrowings was comprised primarily of $250.7 million of CMBS.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $0.8 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2023. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes

As of March 31, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $614.4 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $642.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of March 31, 2023 and 2022. The Notes are presented net of unamortized debt issuance costs of $14.2 million and $15.4 million as of March 31, 2023 and December 31, 2022, respectively.

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

During the three months ended March 31, 2023, the Company repurchased $16.2 million of the 2025 Notes and recognized a gain of $1.3 million on extinguishment of debt, $36.4 million of the 2027 Notes and recognized a gain of $6.4 million on extinguishment of debt, and $6.1 million of the 2029 Notes and recognized a gain of $1.4 million on extinguishment of debt.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2023, the Company has a remaining amount available for repurchase of $44.5 million, which represents 3.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $9.45 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2023 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Additional authorizations		—
Repurchases paid	250,000	(2,285)
Authorizations remaining as of March 31, 2023		$44,452

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income. The Company has paid and in the future intends to declare regular quarterly distributions to its shareholders in aggregating to an amount approximating at least 90% of the REIT’s annual net taxable income. Refer to Item 1 —“Financial Statements and Supplemental Data—Note 10, Equity Structure and Accounts” for disclosure of dividends declared.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $150.2 million for the three months ended March 31, 2023 and $358.2 million for the three months ended March 31, 2022. Repayment of real estate securities provided net cash of $60.2 million for the three months ended March 31, 2023, and $57.8 million for the three months ended March 31, 2022.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were no proceeds from sales of mortgage loans for the three months ended March 31, 2023, and there were no proceeds from sales of mortgage loans for the three months ended March 31, 2022.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $13.6 million for the three months ended March 31, 2023, and $4.3 million for the three months ended March 31, 2022.

Proceeds from the sale of real estate

There were no proceeds from sales of real estate for the three months ended March 31, 2023, and $79.5 million for the three months ended March 31, 2022.

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

Contractual obligations

Contractual obligations as of March 31, 2023 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$170,351	$927,637	$283,709	$69,692	$1,451,389
Senior unsecured notes	—	—	942,195	642,868	1,585,063
Interest payable(3)	102,471	191,307	102,572	49,878	446,228
Other funding obligations(4)	19,988	148,923	5,100	—	174,011
Operating lease obligations	788	4,426	4,450	13,344	23,008
Total	$293,598	$1,272,293	$1,338,026	$775,782	$3,679,699

(1)As more fully disclosed in Note 6, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of: (i) the maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $4.8 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2023 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2023. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date.

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

Future Liquidity Needs

In addition to the future contractual obligations above, the Company, in the coming year and beyond, as a part of its normal course of business will require cash to fund unfunded loan commitments and new investments in a combination of balance sheet mortgage loans, conduit loans, real estate investments and securities as it deems appropriate as well as necessary expenses as a part of general corporate purposes. These new investments and general corporate expenses may be funded with existing cash, proceeds from loan and securities payoffs, through financing using our Revolving Credit Facility or loan and security financing facilities, or through additional debt or equity facility raises. The Company has no known material cash requirements other than its contractual obligations in the above table, unfunded commitments and future general corporate expenses.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of March 31, 2023, our off-balance sheet arrangements consisted of $289.8 million of unfunded commitments of mortgage loan receivables held for investment, 54% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2022, our off-balance sheet arrangements consisted of $321.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Unsettled Trades

As of March 31, 2023, the Company had $109.7 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement.

LIBOR Transition

We have implemented fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of March 31, 2023, 68.6% and 31.4% of our floating rate loans earn interest at a rate indexed to LIBOR and Term SOFR, respectively; and 59.8% and 40.2% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. We continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the FASB and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

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

During 2023, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 1—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

•Current expected credit losses
•Acquisition of real estate
•Impairment or disposal of long lived assets
•Identified intangible assets and liabilities
•Variable interest entities
•Valuation of financial instruments

The following is a summary of accounting policies that require more significant management estimates and judgments:

Provision for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write offs of aged accounts receivable. The Company has made a policy election to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

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

When a debtor is experiencing financial difficulties and a loan is modified, the effect of the modification will be included in the Company’s assessment of the CECL allowance for loan losses. If the Company provides principal forgiveness, the amortized cost basis of the loan is written off against the allowance for loan losses. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3. Mortgage Loans Receivable. The provision for (release of) loan losses for the three months ended March 31, 2023 and March 31, 2022 was $4.7 million and $0.9 million, respectively.

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

We periodically review real estate to be held and used, and land and development assets for impairment in value, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The asset’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate and land and development assets are recorded in impairment of assets in our consolidated statements of operations.

There were no properties classified as held for sale as of March 31, 2023 and December 31, 2022. We did not record any impairments of real estate for the three months ended March 31, 2023 or March 31, 2022.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of March 31, 2023 and December 31, 2022, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the asset acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

As more fully discussed in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, our investments in Agency interest-only securities and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the fair value securities adjusts for timing differences between when we recognize changes in the fair values of our assets. With regard to securities valuation, distributable earnings includes a decline in fair value deemed to be an impairment for GAAP purposes only if the decline is determined to be nearly certain to be eventually realized. In those cases, an impairment is included in distributable earnings for the period in which such determination was made. Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	March 31,	December 31,
	2023	2022
Income (loss) before taxes	$23,911	$75,265
Net (income) loss attributable to noncontrolling interests in consolidated ventures (GAAP)	217	(14,700)
Our share of real estate depreciation, amortization and gain adjustments (1)	6,754	(28,253)
Adjustments for derivative results (2)	2,698	505
Unrealized (gain) loss on fair value securities	(117)	(12)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(150)	(81)
Adjustment for impairment (3)	4,736	2,338
Non-cash stock-based compensation	9,124	3,798
Distributable earnings	$47,173	$38,860

(1)	The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments ($ in thousands):
		Three Months Ended
		March 31,	December 31,
		2023	2022
	Total GAAP depreciation and amortization	$7,529	$7,909
	Less: Depreciation and amortization related to non-rental property fixed assets	(103)	(32)
	Less: Non-controlling interests in consolidated ventures’ share of depreciation and amortization and adjustment for passive interest in unconsolidated ventures	(218)	(406)
	Our share of real estate depreciation and amortization	7,208	7,471
	Realized gain from accumulated depreciation and amortization on real estate sold	—	(44,570)
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization on real estate sold	—	9,292
	Our share of accumulated depreciation and amortization on real estate sold (a)	—	(35,278)
	Less: Our share of operating lease income on above/below market lease intangible amortization	(454)	(446)
	Our share of real estate depreciation, amortization and gain adjustments	$6,754	$(28,253)

	(a) GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of distributable earnings, our share of real estate depreciation and amortization is eliminated and, accordingly, the resultant gain/losses also must be adjusted. The following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in distributable earnings ($ in thousands):
		Three Months Ended
		March 31,	December 31,
		2023	2022
	GAAP realized gain (loss) on sale of real estate, net	$—	$53,897
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	—	(18,619)
	Accumulated depreciation and amortization on real estate sold	$—	$35,278

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our derivative result presented in the computation of distributable earnings ($ in thousands):
		Three Months Ended
		March 31,	December 31,
		2023	2022
	Net results from derivative transactions	$2,242	$21
	Hedging interest income (expense)	252	(215)
	Other hedging related activity (a)	204	699
	Adjustments for derivative results	$2,698	$505

	(a) Includes unrealized lower cost of market adjustments of $0.2 million and $0.4 million for the three months ended March 31, 2023 and December 31, 2022, respectively.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A. “Risk Factors.”

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2023 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on March 31, 2023, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(26,039)	$4,299
Increase by 1.00%	26,577	(4,537)

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

Our portfolio’s low weighted average loan-to-value of 67.9% as of March 31, 2023 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of March 31, 2023.

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

Effective as of July 16, 2021, LCAM is a registered investment adviser under the Investment Advisors Act of 1940, as amended and currently provides investment advisory services solely to Ladder-sponsored collateralized loan obligation trusts (“CLO Issuers”). The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. LCAM is entitled to receive a management fee connection with the advisory, administrative and monitoring services it performs for the CLO Issuer as the collateral manager; however, LCAM has waived this fee for so long as it or any of its affiliates serves as collateral manager for the CLO Issuers.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2023 to the risk factors in Item 1A in our Annual Report.

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

LADDER CAPITAL CORP
(Registrant)

Date: April 28, 2023	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: April 28, 2023	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer