Form 10-Q
period 2023-06-30
Ladder Capital Corp
filed 2023-07-28
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2023
Class A common stock, $0.001 par value	126,931,553
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2023

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
•changes in interest rates affecting the market value of our assets and the related impacts on our borrowers, including the potential effects of the transition to Secured Overnight Financing Rate (“SOFR”) rates from London Interbank Offered Rate (“LIBOR”);
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2023(1)	December 31, 2022(1)
	(Unaudited)
Assets
Cash and cash equivalents	$777,078	$609,078
Restricted cash	96,856	50,524
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	3,501,235	3,885,746
Allowance for credit losses	(32,248)	(20,755)
Mortgage loan receivables held for sale	26,901	27,391
Securities	458,224	587,519
Real estate and related lease intangibles, net	686,701	700,136
Investments in and advances to unconsolidated ventures	6,553	6,219
Derivative instruments	1,853	2,038
Accrued interest receivable	23,646	24,938
Other assets	81,852	78,339
Total assets	$5,628,651	$5,951,173
Liabilities
Debt obligations, net	$3,958,095	$4,245,697
Dividends payable	31,289	32,000
Accrued expenses	49,308	68,227
Other liabilities	58,459	71,688
Total liabilities	4,097,151	4,417,612
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 128,027,478 and 128,027,478 shares issued and 126,931,553 and 126,502,049 shares outstanding as of June 30, 2023 and December 31, 2022, respectively.	127	127
Additional paid-in capital	1,839,003	1,826,833
Treasury stock, 1,095,925 and 1,525,429 shares, at cost	(105,738)	(95,600)
Retained earnings (dividends in excess of earnings)	(184,769)	(177,005)
Accumulated other comprehensive income (loss)	(16,524)	(21,009)
Total shareholders’ equity	1,532,099	1,533,346
Noncontrolling interests in consolidated ventures	(599)	215
Total equity	1,531,500	1,533,561
Total liabilities and equity	$5,628,651	$5,951,173

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income
Interest income	$101,829	$65,268	$205,625	$121,473
Interest expense	61,342	42,705	122,092	89,741
Net interest income (expense)	40,487	22,563	83,533	31,732
Provision for (release of) loan loss reserves, net	6,881	(1,002)	11,617	(128)
Net interest income (expense) after provision for (release of) loan losses	33,606	23,565	71,916	31,860
Other income (loss)
Real estate operating income	25,887	28,646	49,086	54,999
Net result from mortgage loan receivables held for sale	(296)	(1,930)	(490)	(2,879)
Realized gain (loss) on securities	8	12	(299)	(84)
Unrealized gain (loss) on securities	(95)	(49)	22	(32)
Realized gain (loss) on sale of real estate, net	—	28,554	—	57,708
Fee and other income	3,327	2,345	5,158	9,539
Net result from derivative transactions	4,149	2,679	1,907	5,814
Earnings from investment in unconsolidated ventures	217	356	434	790
Gain on extinguishment of debt	462	685	9,679	685
Total other income (loss)	33,659	61,298	65,497	126,540
Costs and expenses
Compensation and employee benefits	14,242	15,495	36,326	45,358
Operating expenses	4,987	4,651	10,243	10,159
Real estate operating expenses	9,766	9,867	19,615	18,859
Investment related expenses	2,661	1,486	4,181	3,474
Depreciation and amortization	7,471	7,558	15,000	16,900
Total costs and expenses	39,127	39,057	85,365	94,750
Income (loss) before taxes	28,138	45,806	52,048	63,650
Income tax expense (benefit)	46	2,594	1,767	1,284
Net income (loss)	28,092	43,212	50,281	62,366
Net (income) loss attributable to noncontrolling interests in consolidated ventures	71	(8,164)	288	(8,286)
Net income (loss) attributable to Class A common shareholders	$28,163	$35,048	$50,569	$54,080

Earnings per share:
Basic	$0.23	$0.28	$0.41	$0.43
Diluted	$0.23	$0.28	$0.41	$0.43

Weighted average shares outstanding:
Basic	124,731,195	124,593,171	124,612,821	124,452,339
Diluted	124,827,596	125,265,707	124,742,506	125,738,758

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$28,092	$43,212	$50,281	$62,366
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on securities, available for sale	1,008	(7,065)	4,181	(13,803)
Reclassification adjustment for (gain) loss included in net income (loss)	(8)	(37)	304	60
Total other comprehensive income (loss)	1,000	(7,102)	4,485	(13,743)
Comprehensive income (loss)	29,092	36,110	54,766	48,623
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	71	(8,164)	288	(8,286)
Comprehensive income (loss) attributable to Class A common shareholders	$29,163	$27,946	$55,054	$40,337

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, March 31, 2023	126,948	$127	$1,835,957	$(105,738)	$(183,755)	$(17,524)	$(513)	$1,528,554
Distributions	—	—	—	—	—	—	(15)	(15)
Amortization of equity based compensation	—	—	3,046	—	—	—	—	3,046
Forfeitures	(16)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(29,177)	—	—	(29,177)
Net income (loss)	—	—	—	—	28,163	—	(71)	28,092
Other comprehensive income (loss)	—	—	—	—	—	1,000	—	1,000
Balance, June 30, 2023	126,932	$127	$1,839,003	$(105,738)	$(184,769)	$(16,524)	$(599)	$1,531,500

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2022	126,502	$127	$1,826,833	$(95,600)	$(177,005)	$(21,009)	$215	$1,533,561
Distributions	—	—	—	—	—	—	(526)	(526)
Amortization of equity based compensation	—	—	12,170	—	—	—	—	12,170
Grants of restricted stock	988	1	—	(1)	—	—	—	—
Purchase of treasury stock	(250)	—	—	(2,285)	—	—	—	(2,285)
Re-issuance of treasury stock	430	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(689)	(1)	—	(7,852)	—	—	—	(7,853)
Forfeitures	(49)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(58,333)	—	—	(58,333)
Net income (loss)	—	—	—	—	50,569	—	(288)	50,281
Other comprehensive income (loss)	—	—	—	—	—	4,485	—	4,485
Balance, June 30, 2023	126,932	$127	$1,839,003	$(105,738)	$(184,769)	$(16,524)	$(599)	$1,531,500

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2021	125,453	$126	$1,795,249	$(76,324)	$(207,802)	$(4,112)	$6,482	$1,513,619
Contributions	—	—	—	—	—	—	186	186
Distributions	—	—	—	—	—	—	(7,591)	(7,591)
Amortization of equity based compensation	—	—	24,049	—	—	—	—	24,049
Grants of restricted stock	2,282	2	—	(2)	—	—	—	—
Purchase of treasury stock	(455)	—	—	(4,655)	—	—	—	(4,655)
Re-issuance of treasury stock	595	—	—	(1)	—	—	—	(1)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(952)	(1)	—	(11,320)	—	—	—	(11,321)
Forfeitures	(89)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(53,200)	—	—	(53,200)
Net income (loss)	—	—	—	—	54,080	—	8,286	62,366
Other comprehensive income (loss)	—	—	—	—	—	(13,743)	—	(13,743)
Balance, June 30, 2022	126,834	$127	$1,819,298	$(92,302)	$(206,922)	$(17,855)	$7,363	$1,509,709

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$50,281	$62,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(9,679)	(685)
Depreciation and amortization	15,000	16,900
Non-cash operating lease expense	1,076	—
Unrealized (gain) loss on derivative instruments	(9)	691
Unrealized (gain) loss on equity securities	(11)	16
Unrealized (gain) loss on Agency interest-only securities	(11)	16
Provision for (release of) loan loss reserves	11,617	(128)
Amortization of equity based compensation	12,170	24,049
Amortization of deferred financing costs included in interest expense	6,562	9,212
Amortization of premium/discount on mortgage loan financing included in interest expense	(300)	(500)
Amortization of above- and below-market lease intangibles	(907)	(881)
(Accretion)/amortization of discount, premium and other fees on loans	(11,819)	(10,253)
(Accretion)/amortization of discount, premium and other fees on securities	(707)	(176)
Net result from mortgage loan receivables held for sale	490	2,879
Realized (gain) loss on securities	299	84
Realized (gain) loss on sale of real estate, net	—	(57,708)
Realized (gain) loss on sale of derivative instruments	269	—
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	(334)	(165)
Insurance proceeds for remediation work due to property damage	473	—
Insurance proceeds used for remediation work due to property damage	(366)	(329)
Origination of mortgage loan receivables held for sale	—	(61,318)
Repayment of mortgage loan receivables held for sale	—	68
Proceeds from sales of mortgage loan receivables held for sale	—	22,522
Change in deferred tax asset (liability)	940	1,725
Changes in operating assets and liabilities:
Accrued interest receivable	1,292	(3,200)
Other assets	553	1,855
Accrued expenses and other liabilities	(32,790)	6,907
Net cash provided by (used in) operating activities	44,089	13,947

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(44,216)	(1,004,314)
Repayment of mortgage loan receivables held for investment	433,705	524,979
Purchases of securities	(17,920)	(45,223)
Repayment of securities	135,338	102,194
Basis recovery of interest-only securities	1,990	2,586
Proceeds from sales of securities	14,231	4,730
Capital improvements of real estate	(1,496)	(3,858)
Proceeds from sale of real estate	—	163,616
Capital distribution from investment in unconsolidated ventures	—	2,284
Proceeds from FHLB stock	1,710	—
Purchase of derivative instruments	(75)	—
Net cash provided by (used in) investing activities	523,267	(253,006)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Deferred financing costs paid	(1,655)	(1,740)
Proceeds from borrowings under debt obligations	738,206	886,648
Repayment and repurchase of borrowings under debt obligations	(1,019,868)	(909,999)
Cash dividends paid to Class A common shareholders	(59,044)	(51,086)
Capital contributed by noncontrolling interests in consolidated ventures	—	186
Capital distributed to noncontrolling interests in consolidated ventures	(526)	(7,591)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(7,852)	(11,321)
Purchase of treasury stock	(2,285)	(4,656)
Issuance of common stock	—	3
Net cash provided by (used in) financing activities	(353,024)	(99,556)
Net increase (decrease) in cash, cash equivalents and restricted cash	214,332	(338,615)
Cash, cash equivalents and restricted cash at beginning of period	659,602	621,546
Cash, cash equivalents and restricted cash at end of period	$873,934	$282,931

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	—	1
Securities and derivatives sold, not settled	12	10
Repayments in transit of securities (other assets)	392	8,193
Repayment in transit of mortgage loans receivable held for investment (other assets)	25,761	51,773
Real estate acquired in former unconsolidated venture agreement	—	15,436
Transfer of real estate, net into real estate held for sale	—	(55,412)
Dividends declared, not paid	31,289	29,705

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$777,078	$217,361
Restricted cash	96,856	65,570
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$873,934	$282,931

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2023, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. Refer to Note 9, Consolidated Variable Interest Entities, for further information on the Company’s consolidated variable interest entities. Investments in and advances to unconsolidated ventures represents the Company’s investment in Grace Lake LLC, a VIE. The Company determined that it was not the primary beneficiary of this VIE because the Company has a passive investment and no control of this entity and therefore does not have controlling financial interests in this VIE. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this unconsolidated VIE that it was not previously contractually required to provide.

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

Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans.

For collateral dependent loans the Company measures expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated costs to sell the collateral.

The Company may use the direct capitalization rate valuation methodology, the discounted cash flow methodology, or the sales comparison approach to estimate the fair value of the collateral for collateral dependent loans and in certain cases will obtain external appraisals and take into account potential sale bids. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

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

3. MORTGAGE LOAN RECEIVABLES

June 30, 2023 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,475,384	$3,463,826		9.54%	0.9
Mezzanine loans	37,467	37,409		11.54%	1.4
Total mortgage loans receivable	3,512,851	3,501,235		9.56%	0.9
Allowance for credit losses	N/A	(32,248)
Total mortgage loan receivables held for investment, net, at amortized cost	3,512,851	3,468,987
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,901	(4)	4.57%	8.7
Total	$3,544,201	$3,495,888	(5)	9.52%	1.0

(1)Includes the impact from interest rate floors. June 30, 2023 SOFR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $88.9 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 2.3 years.
(4)As a result of rising prevailing rates, the Company recorded a lower of cost or market adjustment as of June 30, 2023. The adjustment was calculated using a 5.49% rate.
(5)Net of $11.6 million of deferred origination fees and other items as of June 30, 2023.

As of June 30, 2023, $3.1 billion, or 87.3%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to SOFR. Of this $3.1 billion, 100.0% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of June 30, 2023, $31.4 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

In February 2023, the Company modified a first mortgage loan with an amortized cost basis of $51.5 million. The modification included an extension of the contractual maturity to October 2026, a modification of the interest rate from LIBOR + 2.8% to a fixed rate of 7% (5% current pay, 2% deferred rate) as well as a principal paydown of $3.5 million and the funding of $6.5 million of reserves. As of June 30, 2023, the Company is not accruing the 2% deferred interest component. As of June 30, 2023, the loan is current and has an amortized cost basis of $48.0 million.

December 31, 2022 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)(3)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,841,315	$3,819,860		8.83%	1.3
Mezzanine loans	65,950	65,886		10.62%	1.6
Total mortgage loans receivable	3,907,265	3,885,746		8.85%	1.3
Allowance for credit losses	N/A	(20,755)
Total mortgage loan receivables held for investment, net, at amortized cost	3,907,265	3,864,991
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,391	(4)	4.57%	9.2
Total	$3,938,615	$3,892,382	(5)	8.82%	1.3

(1)Includes the impact from interest rate floors. December 31, 2022 LIBOR rates are used to calculate weighted average yield for floating rate loans.

(2)Excludes non-accrual loans of $53.8 million.
(3)Includes the impact of one loan with a principal balance of $51.5 million, which was extended through 2026 in January 2023.
(4)As a result of rising prevailing rates, the Company recorded a lower of cost or market adjustment as of December 31, 2022. The adjustment was calculated using a 5.16% rate.
(5)Net of $21.5 million of deferred origination fees and other items as of December 31, 2022.

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

For the six months ended June 30, 2023 and 2022, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391
Origination of mortgage loan receivables (1)	44,216	—	—
Repayment of mortgage loan receivables	(440,546)	—	—
Net result from mortgage loan receivables held for sale (2)	—	—	(490)
Accretion/amortization of discount, premium and other fees	11,819	—	—
Release (addition) of provision for current expected credit loss, net (3)	—	(11,493)	—
Balance, June 30, 2023	$3,501,235	$(32,248)	$26,901

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2021	$3,553,737	$(31,752)	$—
Origination of mortgage loan receivables (1)	1,004,314	—	61,318
Repayment of mortgage loan receivables	(550,116)	—	(67)
Proceeds from sales of mortgage loan receivables	—	—	(22,485)
Net result from mortgage loan receivables held for sale (2)	—	—	(2,816)
Accretion/amortization of discount, premium and other fees	10,253	—	—
Charge offs	(14,395)	14,395	—
Release (addition) of provision for current expected credit loss, net (3)	—	397	—
Balance, June 30, 2022	$4,003,793	$(16,960)	$35,950

(1)Includes funding of commitments on existing mortgage loans.
(2)Represents unrealized lower of cost or market adjustment on loans held for sale.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for Credit Losses	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$25,499	$32,332	$20,755	$31,752
Provision for (release of) current expected credit loss, net (1)	6,749	2,128	11,493	2,708
Charge-offs	—	(14,395)	—	(14,395)
Recoveries(2)	—	(3,105)	—	(3,105)
Allowance for credit losses at end of period	$32,248	$16,960	$32,248	$16,960

(1)There were no asset specific reserves recorded for the six months ended June 30, 2023 or 2022.
(2)Recoveries are recognized within the consolidated statements of income through “Provision for (release of) loan loss reserves.”

Non-Accrual Status	June 30, 2023(1)	December 31, 2022(2)
Amortized cost basis of loans on non-accrual status, net of asset-specific reserve (3)	$88,933	$53,809

(1)Includes two mixed-use loans with an amortized cost basis of $65.8 million, for which the Company determined no asset specific reserve was necessary.
(2)Includes one mixed-use loan with an amortized cost basis of $30.5 million, for which the Company determined no asset specific reserve was necessary.
(3)As of June 30, 2023 and December 31, 2022 the loans on non-accrual status were greater than 90 days past due and are considered collateral dependent.

Current Expected Credit Loss (“CECL”)

As of June 30, 2023, the Company has a $33.1 million allowance for current expected credit losses, of which $32.2 million pertains to mortgage loan receivables and $0.9 million relates to unfunded commitments. This allowance includes $2.7 million of asset-specific reserves relating to two retail loans with an amortized cost basis of $25.8 million as of June 30, 2023. The Company concluded that none of its other loans are individually impaired as of June 30, 2023.

As of December 31, 2022, the Company had a $21.5 million allowance for current expected credit losses, of which $20.8 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments. This allowance included $2.7 million of asset-specific reserves relating to two retail loans with an amortized cost basis of $26.0 million as of December 31, 2022. The Company concluded that none of its other loans are individually impaired as of December 31, 2022.

The total change in provision for loan loss reserves for the three and six months ended June 30, 2023 was an increase of the provision of $6.9 million and $11.6 million, respectively. The net increase for the three and six months ended June 30, 2023 represents an increase in the general reserve of loans held for investment of $6.7 million and $11.5 million, respectively, and a decrease related to unfunded loan commitments of $132 thousand and $124 thousand, respectively. The increase in provision associated with the general reserve during the three and six months ended June 30, 2023 is primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate.

The total change in provision for loan loss reserves for the three and six months ended June 30, 2022 was a release of the provision of $1.0 million and $0.1 million, respectively. The release for the three months ended June 30, 2022 represents a $3.1 million recovery of provision offset by an increase in the general reserve of loans held for investment of $2.1 million and a decrease related to unfunded loan commitments of $25 thousand. The release for the six months ended June 30, 2022 represents a $3.1 million recovery of provision offset by an increase in the general reserve of loans held for investment of $2.7 million and an increase related to unfunded loan commitments $0.3 million. The increase in the general reserve during the three and six months ended June 30, 2022 was primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time and adverse changes in macroeconomic conditions.

Loan Portfolio by Geographic Region, Collateral Type and Vintage (amortized cost $ in thousands)

	June 30,	December 31,
Geographic Region	2023	2022
Northeast	$1,065,395	$1,191,337
South	1,097,538	1,080,132
Southwest	520,023	675,069
Midwest	446,086	496,640
West	346,366	416,556
Subtotal mortgage loans receivable	3,475,408	3,859,734
Individually impaired loans	25,827	26,012
Total mortgage loans receivable	$3,501,235	$3,885,746
Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed and updated by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of June 30, 2023 and December 31, 2022, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of June 30, 2023
Collateral Type	2023	2022	2021	2020	2019 and Earlier	Total (1)
Multifamily	$14,381	$563,042	$664,835	$—	$—	$1,242,258
Office	—	78,972	675,221	—	161,381	915,574
Mixed Use	—	199,962	358,551	—	92,066	650,579
Industrial	—	38,245	97,473	—	115,028	250,746
Retail	—	12,912	108,106	—	21,785	142,803
Manufactured Housing	—	32,596	82,814	—	2,928	118,338
Hospitality	—	—	18,560	—	92,229	110,789
Other	—	32,340	11,981	—	—	44,321
Subtotal mortgage loans receivable	14,381	958,069	2,017,541	—	485,417	3,475,408
Individually Impaired loans	—	—	—	—	25,827	25,827
Total mortgage loans receivable (2)	$14,381	$958,069	$2,017,541	$—	$511,244	$3,501,235

	Amortized Cost Basis by Origination Year as of December 31, 2022
Collateral Type	2022	2021	2020	2019	2018 and Earlier	Total (1)
Multifamily	$702,125	$722,862	$—	$—	$—	$1,424,987
Office	78,754	676,431	29,650	58,684	136,512	980,031
Mixed Use	201,777	351,291	26,500	120,300	—	699,868
Industrial	37,616	96,486	—	115,545	—	249,647
Retail	60,089	107,305	—	12,953	9,126	189,473
Hospitality	—	45,416	—	13,843	78,364	137,623
Manufactured Housing	32,515	82,618	—	2,921	—	118,054
Other	32,353	19,898	—	7,800	—	60,051
Subtotal mortgage loans receivable	1,145,229	2,102,307	56,150	332,046	224,002	3,859,734
Individually Impaired loans	—	—	—	—	26,012	26,012
Total mortgage loans receivable (3)	$1,145,229	$2,102,307	$56,150	$332,046	$250,014	$3,885,746

(1)As of June 30, 2023 and December 31, 2022, there were no write offs.
(2)Not included above is $21.9 million of accrued interest receivable on all loans at June 30, 2023.
(3)Not included above is $23.2 million of accrued interest receivable on all loans at December 31, 2022.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination. We continue to actively monitor the impacts of current market conditions on our securities portfolio.

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of June 30, 2023, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2023 and December 31, 2022 ($ in thousands):

June 30, 2023

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$457,491		$457,043	$33	$(16,735)	$440,341	(2)	67	AAA	6.33%	6.25%	1.40
CMBS interest-only(3)	893,846	(3)	8,546	154	(143)	8,557	(4)	9	AAA	0.44%	6.73%	1.28
GNMA interest-only(5)	44,506	(3)	247	45	(38)	254		14	AAA	0.31%	5.69%	3.57
Agency securities	28		28	—	(1)	27		1	AAA	4.00%	2.70%	1.30
U.S. Treasury securities	9,000		8,953	—	(18)	8,935		2	AAA	N/A	3.56%	0.15
Total debt securities	$1,404,871		$474,817	$232	$(16,935)	$458,114	(6)	93		2.36%	6.26%	1.39
Equity securities	N/A		160	—	(30)	130		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,404,871		$474,977	$232	$(16,985)	$458,224		94

December 31, 2022

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$562,839		$562,246	$—	$(20,913)	$541,333	(2)	71	AAA	5.22%	5.32%	1.06
CMBS interest-only(3)	1,026,195	(3)	10,498	121	(176)	10,443	(4)	10	AAA	0.41%	3.65%	1.45
GNMA interest-only(5)	45,369	(3)	285	17	(21)	281		14	AAA	0.31%	4.23%	3.30
Agency securities	36		36	—	(1)	35		1	AAA	4.00%	2.70%	1.54
U.S. Treasury securities	36,000		35,374	6	(52)	35,328		10	AAA	N/A	4.17%	0.60
Total debt securities	$1,670,439		$608,439	$144	$(21,163)	$587,420	(6)	106		2.06%	5.29%	1.07
Equity securities	N/A		160	—	(41)	119		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total real estate securities	$1,670,439		$608,599	$144	$(21,224)	$587,519		107

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
(2)As of June 30, 2023 and December 31, 2022, includes $9.0 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(3)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(4)As of June 30, 2023 and December 31, 2022, includes $0.4 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at June 30, 2023 and December 31, 2022 ($ in thousands):

June 30, 2023

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$227,715	$212,626	$—	$—	$440,341
CMBS interest-only	3,375	5,182	—	—	8,557
GNMA interest-only	112	5	137	—	254
Agency securities	—	27	—	—	27
U.S. Treasury securities	8,935	—	—	—	8,935
Allowance for current expected credit losses	—	—	—	—	(20)
Total securities (1)	$240,137	$217,840	$137	$—	$458,094

(1)Excluded from the table above are $0.1 million of equity securities.

December 31, 2022

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$346,272	$195,061	$—	$—	$541,333
CMBS interest-only	937	9,506	—	—	10,443
GNMA interest-only	40	111	130	—	281
Agency securities	—	35	—	—	35
U.S. Treasury securities	32,451	2,877	—	—	35,328
Allowance for current expected credit losses	—	—	—	—	(20)
Total securities (1)	$379,700	$207,590	$130	$—	$587,400

(1)Excluded from the table above are $0.1 million of equity securities.

During the three and six months ended June 30, 2023, the Company did not sell any equity securities. During the three and six months ended June 30, 2022, the Company sold $0.4 million and $0.5 million of equity securities, respectively.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Land	$158,802	$158,802
Building	627,149	625,655
In-place leases and other intangibles	114,690	114,687
Undepreciated real estate and related lease intangibles	900,641	899,144
Less: Accumulated depreciation and amortization	(213,940)	(199,008)
Real estate and related lease intangibles, net(1)	$686,701	$700,136

Below market lease intangibles, net (other liabilities)(2)	$(29,844)	$(30,892)

(1)There was unencumbered real estate of $75.1 million and $140.3 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Below market lease intangibles is net of $14.7 million and $13.6 million of accumulated amortization as of June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the Company held foreclosed properties included in real estate and related lease intangibles, net with carrying values of $100.6 million and $103.1 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense(1)	$6,144	$5,997	$12,344	$13,085
Amortization expense	1,327	1,561	2,656	3,815
Total real estate depreciation and amortization expense	$7,471	$7,558	$15,000	$16,900

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million and $0.2 million of depreciation on corporate fixed assets for the three and six months ended June 30, 2023, respectively, and $8 thousand for the three and six months ended June 30, 2022.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	June 30, 2023	December 31, 2022
Gross intangible assets(1)	$114,690	$114,687
Accumulated amortization	52,524	49,725
Net intangible assets	$62,166	$64,962

(1)Includes $2.7 million and $2.8 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(72)	$(76)	$(143)	$(153)
Increase in operating lease income for amortization of below market lease intangibles acquired	525	513	1,050	1,034
Total	$453	$437	$907	$881

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of June 30, 2023 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2023 (last six months)	$486	$2,265
2024	973	4,531
2025	973	4,391
2026	976	3,740
2027	976	3,554
Thereafter	22,758	40,985
Total	$27,142	$59,466

Rent Receivables

There were $1.2 million and $1.3 million of rent receivables included in other assets on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at June 30, 2023 ($ in thousands):

Period Ending December 31,	Amount
2023 (last six months)	$29,626
2024	54,201
2025	49,229
2026	47,851
2027	45,933
Thereafter	196,855
Total	$423,695

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company, which were reimbursable by our tenants pursuant to the terms of the lease agreements, were $1.0 million and $2.1 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $2.5 million for the three and six months ended June 30, 2022, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company did not have any acquisitions during the six months ended June 30, 2023 and acquired the following properties during the six months ended June 30, 2022 ($ in thousands):

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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the six months ended June 30, 2022, all acquisitions were determined to be asset acquisitions.

Sales

The Company did not have any sales during the six months ended June 30, 2023 and sold the following properties during the six months ended June 30, 2022 ($ in thousands):

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

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2023 and December 31, 2022 are as follows ($ in thousands):

June 30, 2023

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at June 30, 2023(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility	$500,000	$318,983		$181,017	6.83%	—	7.33%	9/27/2025	(2)	(3)	$431,039	$430,724
Committed Loan Repurchase Facility	300,000	142,731		157,269	6.94%	—	8.09%	12/19/2023	(4)	(5)	222,604	219,033
Committed Loan Repurchase Facility	142,000	139,162		2,838	6.85%	—	7.35%	4/30/2024	(6)	(3)	64,557	64,557
Committed Loan Repurchase Facility	100,000	77,959		22,041	6.57%	—	7.07%	1/2/2024	(7)	(3)	103,706	103,706
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2024	(8)	(5)	—	—
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	7/14/2023	(9)	(10)	—	—
Total Committed Loan Repurchase Facilities	1,242,000	678,835		563,165							821,906	818,020
Committed Securities Repurchase Facility	100,000	—		100,000	—%	—	—%	5/27/2024	N/A	(11)	—	—
Uncommitted Securities Repurchase Facility	N/A (12)	6,126		N/A (12)	5.83%	—	7.13%	7/19/2023	N/A	(11)	7,502	7,502	(13)
Total Repurchase Facilities	1,342,000	684,961		663,165							829,408	825,522
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	7/27/2023	(14)	N/A (15)	N/A (15)	N/A (15)
Mortgage Loan Financing	468,868	469,076		—	4.39%	—	8.84%	2024-2031 (16)	N/A	(17)	518,355	668,011	(18)
CLO Debt	1,064,365	1,060,502	(19)	—	6.39%	—	8.84%	2024-2026 (20)	N/A	(3)	1,241,295	1,241,295
Borrowings from the FHLB	175,000	175,000		—	2.74%	—	5.54%	2023-2024	N/A	(21)	206,716	206,716	(22)
Senior Unsecured Notes	1,581,939	1,568,556	(23)	—	4.25%	—	5.25%	2025-2029	N/A	N/A (24)	N/A (24)	N/A (24)
Total Debt Obligations, Net	$4,956,022	$3,958,095		$987,015							$2,795,774	$2,941,544

(1)LIBOR and Term SOFR rates in effect as of June 30, 2023 are used to calculate interest rates for floating rate debt, as applicable.
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
(14)Four additional 12-month periods at Company’s option. Subsequent to quarter end, the Company exercised its initial option to extend for one year.
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
(19)Presented net of unamortized debt issuance costs of $3.9 million at June 30, 2023.
(20)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.
(21)Investment grade commercial real estate securities and U.S. Treasury securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.

(22)Includes $6.5 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(23)Presented net of unamortized debt issuance costs of $13.4 million at June 30, 2023.
(24)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2022

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at December 31, 2022(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$318,983		$181,017	6.07%	—	6.57%	9/27/2025	(2)	(3)	$428,477	$429,276
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	2/26/2023	(4)	(5)	—	—
Committed Loan Repurchase Facility	300,000	157,558		142,442	6.19%	—	7.07%	12/19/2023	(6)	(7)	244,102	244,102
Committed Loan Repurchase Facility	100,000	47,415		52,585	6.00%	—	6.00%	4/30/2024	(8)	(3)	63,307	63,307
Committed Loan Repurchase Facility	100,000	77,959		22,041	5.74%	—	6.24%	1/3/2023	(2)	(3)	103,393	103,393
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2024	(9)	(7)	—	—
Committed Loan Repurchase Facility	100,000	14,979		85,021	7.07%	—	7.07%	7/14/2023	(10)	(11)	21,206	21,206
Total Committed Loan Repurchase Facilities	1,300,000	616,894		683,106							860,485	861,284
Committed Securities Repurchase Facility(2)	100,000	8,640		91,360	5.04%	—	5.29%	5/27/2023	N/A	(12)	10,023	10,023
Uncommitted Securities Repurchase Facility	N/A (13)	222,328		N/A (13)	4.73%	—	6.00%	3/2/2023	N/A	(12)	247,351	247,351	(14)
Total Repurchase Facilities	1,400,000	847,862		774,466							1,117,859	1,118,658
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	7/27/2023	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	497,454	497,991		—	4.25%	—	8.03%	2023 - 2031(17)	N/A	(18)	559,885	710,977	(19)
CLO Debt	1,064,365	1,058,462	(20)	—	5.52%	—	7.97%	2024 - 2026(21)	N/A	(3)	1,308,654	1,308,654
Borrowings from the FHLB	213,000	213,000		—	2.74%	—	4.70%	2023 - 2024	N/A	(22)	248,806	248,806	(23)
Senior Unsecured Notes	1,643,794	1,628,382	(24)	—	4.25%	—	5.25%	2025 - 2029	N/A	N/A (25)	N/A (25)	N/A (25)
Total Debt Obligations, Net	$5,142,463	$4,245,697		$1,098,316							$3,235,204	$3,387,095

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

Committed Loan and Securities Repurchase Facilities

The Company has entered into six committed master repurchase agreements, as outlined in the June 30, 2023 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023, the Company had total debt obligations of $685.0 million outstanding pursuant to repurchase agreements with six counterparties. As of June 30, 2023 no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $153.2 million, or 10% of our total equity. As of June 30, 2023, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 17%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the final maturity date to July 27, 2027, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of June 30, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million. After the end of the quarter, the Company exercised one of the four remaining one-year extension options, which extended the maturity date of the Revolving Credit Facility to July 27, 2024.

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

Debt Issuance Costs

As of June 30, 2023 and December 31, 2022, the amounts of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $4.2 million and $5.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 8.84%, and, as of June 30, 2023, have anticipated maturity dates between 2024-2031, with an average term of 3.24 years. These mortgage loans have carrying amounts of $469.1 million and $498.0 million, net of unamortized premiums of $2.1 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.3 million of premium amortization, which decreased interest expense for the six months ended June 30, 2023 and 2022, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $518.4 million and $559.9 million as of June 30, 2023 and December 31, 2022, respectively. During each of the six months ended June 30, 2023 and June 30, 2022, the Company did not execute any new term debt agreements to finance properties in its real estate portfolio.

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

As of June 30, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $3.9 million.

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

As of June 30, 2023, Tuebor had $175.0 million of borrowings outstanding, with terms of 0.2 years to 1.25 (with a weighted average of 0.89), and interest rates of 2.74% to 5.54% (with a weighted average of 5.34%). As of June 30, 2023, collateral for the borrowings was comprised of $206.7 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%).

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $855.4 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2023. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of June 30, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $612.4 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $641.7 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

During the three months ended June 30, 2023, the Company repurchased $2.0 million of the 2027 Notes and recognized a net gain of $0.3 million on extinguishment of debt, and repurchased $1.1 million of the 2029 Notes and recognized a net gain of $0.2 million on extinguishment of debt.

During the six months ended June 30, 2023, the Company repurchased $16.2 million of the 2025 Notes and recognized a net gain of $1.3 million on extinguishment of debt, repurchased $38.4 million of the 2027 Notes and recognized a net gain of $6.7 million on extinguishment of debt, and repurchased $7.3 million of the 2029 Notes and recognized a net gain of $1.6 million on extinguishment of debt.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of June 30, 2023 and 2022.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2023 (last six months)	$16,648
2024	468,611
2025	725,989
2026	89,161
2027	898,742
Thereafter	711,616
Subtotal	2,910,767
Debt issuance costs included in senior unsecured notes	(13,383)
Debt issuance costs included in mortgage loan financings	(1,912)
Premiums included in mortgage loan financings(2)	2,120
Total (3)	$2,897,592

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
(3)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $3.9 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

Financial Covenants

The Company’s debt facilities are subject to covenants that require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2023.

The Company was in compliance with all covenants as of June 30, 2023.

LIBOR Transition

We have implemented fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of June 30, 2023, 91.7% of our floating rate debt obligations bear interest indexed to Term SOFR. Our remaining LIBOR-based debt obligations will transition to a rate based on SOFR on their next reset dates.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2023 and December 31, 2022 ($ in thousands):

June 30, 2023

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$1,815	$—	1.3
Futures
5-year Treasury-Note Futures	31,000		5	—	0.25
10-year Treasury-Note Futures	54,200		9	—	0.25
Total futures	85,200		14	—
Options
Options	N/A	(2)	24	—	0.31
Total derivatives	$175,200		$1,853	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.
(2)The Company held 167 options contracts as of June 30, 2023.

December 31, 2022

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$1,804	$—	1.68
Futures
5-year Treasury-Note Futures	44,200		51	—	0.25
10-year Treasury-Note Futures	61,400		71	—	0.25
Total futures	105,600		122	—
Options
Options	N/A	(2)	112	—	0.20
Total derivatives	$195,600		$2,038	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.
(2)The Company held 91 options contracts as of December 31, 2022.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$344	$347	$691	$10	$584	$594
Futures	64	3,444	3,508	(107)	1,583	1,476
Options	(25)	(25)	(50)	106	(269)	(163)
Total	$383	$3,766	$4,149	$9	$1,898	$1,907

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(6)	$649	$643	$(11)	$648	$637
Futures	(460)	2,496	2,036	(622)	5,799	5,177
Total	$(466)	$3,145	$2,679	$(633)	$6,447	$5,814

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $2.1 million and $2.5 million of cash margin as collateral for derivatives as of June 30, 2023 and December 31, 2022, respectively, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2023 and December 31, 2022. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of June 30, 2023 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$1,853	$—	$1,853	$—	$(2,114)	$(262)
Total	$1,853	$—	$1,853	$—	$(2,114)	$(262)

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of June 30, 2023 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$684,960	$—	$684,960	$684,960	$—	$684,960
Total	$684,960	$—	$684,960	$684,960	$—	$684,960

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$2,038	$—	$2,038	$—	$(2,505)	$(467)
Total	$2,038	$—	$2,038	$—	$(2,505)	$(467)

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$847,863	$—	$847,863	$847,863	$19,128	$828,735
Total	$847,863	$—	$847,863	$847,863	$19,128	$828,735

(1)Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2023 and December 31, 2022 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Restricted cash	$69,197	$4,902
Mortgage loan receivables held for investment, net, at amortized cost	1,241,295	1,308,654
Accrued interest receivable	8,400	8,313
Other assets	23,582	17,505
Total assets	$1,342,474	$1,339,374
Debt obligations, net	$1,060,502	$1,058,462
Accrued expenses	3,285	3,029
Other liabilities	64	65
Total liabilities	1,063,851	1,061,556
Net equity in VIEs (eliminated in consolidation)	278,623	277,818
Total equity	278,623	277,818
Total liabilities and equity	$1,342,474	$1,339,374

Refer to Note 6, Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY STRUCTURE AND ACCOUNTS

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2023, the Company has a remaining amount available for repurchase of $44.5 million, which represents 3.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.85 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2023 and 2022 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1, 2023 - March 31, 2023	250,000	(2,285)
Authorizations remaining as of June 30, 2023		$44,452

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Repurchases paid	455,000	(4,655)
Authorizations remaining as of June 30, 2022		$39,467

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2023 and 2022:

Declaration Date	Dividend per Share
March 15, 2023	$0.23
June 15, 2023	0.23
Total	$0.46

March 15, 2022	$0.20
June 15, 2022	0.22
Total	$0.42

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2023 and 2022 ($ in thousands):

Accumulated Other Comprehensive Income (Loss)
December 31, 2022	$(21,009)
Other comprehensive income (loss)	4,485
June 30, 2023	$(16,524)

Accumulated Other Comprehensive Income (Loss)
December 31, 2021	$(4,112)
Other comprehensive income (loss)	(13,743)
June 30, 2022	$(17,855)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of June 30, 2023, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $79.2 million, and a single-tenant office building in Oakland County, MI with a book value of $8.6 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the six months ended June 30, 2023, there were no sales of assets with noncontrolling interests. During the six months ended June 30, 2022, the Company sold two consolidated ventures: (i) an apartment complex in Stillwater, OK; and (ii) an apartment complex in Miami, FL. Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further details.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2023 and 2022 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share amounts)	2023	2022	2023	2022
Basic and Diluted Net income (loss) available for Class A common shareholders	$28,163	$35,048	$50,569	$54,080
Weighted average shares outstanding:
Basic	124,731,195	124,593,171	124,612,821	124,452,339
Diluted	124,827,596	125,265,707	124,742,506	125,738,758

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2023 and 2022 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share amounts) (1)	2023	2022	2023	2022
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$28,163	$35,048	$50,569	$54,080
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,731,195	124,593,171	124,612,821	124,452,339
Basic net income (loss) per share of Class A common stock	$0.23	$0.28	$0.41	$0.43

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$28,163	$35,048	$50,569	$54,080
Diluted net income (loss) attributable to Class A common shareholders	28,163	35,048	50,569	54,080
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,731,195	124,593,171	124,612,821	124,452,339
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	96,401	672,536	129,685	1,286,419
Diluted weighted average number of shares of Class A common stock outstanding (2)	124,827,596	125,265,707	124,742,506	125,738,758
Diluted net income (loss) per share of Class A common stock	$0.23	$0.28	$0.41	$0.43

(1)The Company is using the treasury stock method.
(2)There were 628,240 and 509,276 anti-dilutive shares for the three and six months ended June 30, 2023.

13. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$3,046	$3,637	$12,170	$24,049
Total Stock-Based Compensation Expense	$3,046	$3,637	$12,170	$24,049

A summary of the grants is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	$—	33,784	$11.10	1,417,561	$11.58	2,877,124	$11.88

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at June 30, 2023 and changes during 2023 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2022	2,529,571	$12.62	623,788
Granted	1,417,561	11.58	—
Vested	(1,697,349)	12.14	—
Forfeited	(49,425)	10.43	—
Nonvested/Outstanding at June 30, 2023	2,200,358	$12.37	623,788

Exercisable at June 30, 2023 (1)			623,788

(1)The weighted average exercise price of outstanding options is $14.84 at June 30, 2023.

At June 30, 2023, there was $15.9 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 32.1 months, with a weighted average remaining vesting period of 24.0 months.

2014 Omnibus Incentive Plan

In connection with the IPO Transactions, the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) was adopted by the board of directors on February 11, 2014, and provided certain members of management, employees and directors of the Company or its affiliates with additional incentives including grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards.

2023 Omnibus Incentive Plan

At the Company’s Annual Meeting held on June 6, 2023, the stockholders of the Company approved the Ladder Capital Corp 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”), effective as of the date of the Annual Meeting (the “Effective Date”). The 2023 Omnibus Incentive Plan superseded and replaced the 2014 Omnibus Incentive Plan in its entirety as of the Effective Date.

The aggregate number of shares of the Company’s Class A common stock that will be available for issuance to employees, non-employee directors and consultants of the Company and its affiliates under the 2023 Omnibus Incentive Plan will not exceed 3,000,000 shares of Class A common stock, plus an additional amount, not to exceed 10,253,867 shares of Class A common stock, remaining available for new awards under the 2014 Omnibus Incentive Plan as of the Effective Date, subject to the terms and conditions set forth in the 2023 Omnibus Incentive Plan.

The material terms of the 2023 Omnibus Incentive Plan are summarized in the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on April 21, 2023 (the “Proxy Statement”), under the heading “Proposal 3—Approval of the Ladder Capital Corp 2023 Omnibus Incentive Plan.” The summary of the 2023 Omnibus Incentive Plan in the Proxy Statement is qualified in its entirety by reference to the full text of the 2023 Omnibus Incentive Plan, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2023.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2023 and December 31, 2022 are as follows ($ in thousands):

June 30, 2023

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$457,491		$457,043	$440,341	Internal model, third-party inputs	6.25%	1.40
CMBS interest-only(1)	893,846	(2)	8,546	8,557	Internal model, third-party inputs	6.73%	1.28
GNMA interest-only(3)	44,506	(2)	247	254	Internal model, third-party inputs	5.69%	3.57
Agency securities(1)	28		28	27	Internal model, third-party inputs	2.70%	1.30
U.S. Treasury securities(1)	9,000		8,935	8,935	Internal model, third-party inputs	3.56%	0.15
Equity securities(3)	N/A		160	129	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	3,512,850		3,501,235	3,459,089	Discounted Cash Flow(5)	9.56%	0.95
Mortgage loan receivables held for sale	31,350		26,901	26,901	Internal model, third-party inputs(6)	4.57%	8.69
FHLB stock(7)	7,875		7,875	7,875	(7)	6.75%	N/A
Nonhedge derivatives(1)(10)	175,200		1,853	1,853	Counterparty quotations	N/A	1.27

Liabilities:
Repurchase agreements - short-term	365,977		365,977	365,977	Cost plus Accrued Interest (8)	6.49%	0.29
Repurchase agreements - long-term	318,983		318,983	318,983	Discounted Cash Flow(9)	6.09%	2.25
Mortgage loan financing	468,868		469,076	447,307	Discounted Cash Flow	5.74%	3.06
CLO debt	1,064,365		1,060,502	1,060,502	Discounted Cash Flow(9)	7.28%	2.39
Borrowings from the FHLB	175,000		175,000	174,959	Discounted Cash Flow	2.26%	0.89
Senior unsecured notes	1,581,939		1,568,556	1,364,823	Internal model, third-party inputs	4.66%	4.28

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $32.2 million at June 30, 2023.
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
(10)For repurchase agreements - long term and CLO debt, the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.
(11)The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2023 and December 31, 2022 ($ in thousands):

June 30, 2023

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$448,142		$—	$—	$431,349	$431,349
CMBS interest-only(1)	885,452	(2)	—	—	8,195	8,195
GNMA interest-only(3)	44,506	(2)	—	—	254	254
Agency securities(1)	28		—	—	27	27
U.S. Treasury securities	9,000		8,935	—	—	8,935
Equity securities	N/A		129	—	—	129
Nonhedge derivatives(4)	175,200		—	1,853	—	1,853
			$9,064	$1,853	$439,825	$450,742

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,512,850		$—	$—	$3,459,089	$3,459,089
Mortgage loan receivable held for sale(6)	31,350		—	—	26,901	26,901
CMBS(7)	9,349		—	—	8,991	8,991
CMBS interest-only(7)	8,394		—	—	362	362
FHLB stock	7,875		—	—	7,875	7,875
			$—	$—	$3,503,218	$3,503,218
Liabilities:
Repurchase agreements - short-term	$365,977		$—	$—	$365,977	$365,977
Repurchase agreements - long-term	318,983		—	—	318,983	318,983
Mortgage loan financing	468,868		—	—	447,307	447,307
CLO debt	1,064,365		—	—	1,060,502	1,060,502
Borrowings from the FHLB	175,000		—	—	174,959	174,959
Senior unsecured notes	1,581,939		—	—	1,364,823	1,364,823
			$—	$—	$3,732,551	$3,732,551

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
(5)Balance does not include impact of allowance for current expected credit losses of $32.2 million at June 30, 2023.
(6)A lower of cost or market adjustment was recorded as of June 30, 2023.
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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,
Level 3	2023	2022
Balance at January 1,	$542,646	$692,864
Transfer from level 2	—	—
Purchases	14,953	44,090
Sales	(11,324)	(4,261)
Paydowns/maturities	(108,663)	(109,804)
Amortization of premium/discount	(1,770)	(2,371)
Unrealized gain/(loss)	4,287	(13,759)
Realized gain/(loss) on sale	(304)	(103)
Balance at June 30,	$439,825	$606,656

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

June 30, 2023

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$431,349		Discounted cash flow	Yield (4)	2.70%	6.25%	17.55%
CMBS interest-only(1)	8,195	(2)	Discounted cash flow	Yield (4)	2.72%	6.87%	17.93%
GNMA interest-only(3)	254	(2)	Discounted cash flow	Yield (4)	1.28%	7.99%	10.00%
Agency securities(1)	27		Discounted cash flow	Yield (4)	2.70%	2.70%	2.70%
Total	$439,825

December 31, 2022

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$532,304		Discounted cash flow	Yield (4)	2.89%	5.29%	17.47%
CMBS interest-only(1)	10,026	(2)	Discounted cash flow	Yield (4)	1.39%	3.72%	19.66%
GNMA interest-only(3)	281	(2)	Discounted cash flow	Yield (4)	1.28%	5.50%	10.00%
Agency securities(1)	35		Discounted cash flow	Yield (4)	2.70%	2.70%	2.70%
Total	$542,646

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $(0.1) million and $0.8 million for the three and six months ended June 30, 2023 and $0.5 million and $(0.4) million for the three and six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, the Company’s net deferred tax assets (liabilities) were $(2.7) million and $(1.8) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $0.1 million and $2.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $0.9 million and $1.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2023, the Company had a deferred tax asset of $4.1 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused by December 31, 2024. As the realization of these assets are not more likely than not to be realized before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of June 30, 2023, the Company had $1.5 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2023, the tax years 2019-2022 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an IRS audit for tax year 2020 and also under audit in New York City for tax years 2014-2020. The Company does not expect these audits to result in any material changes to the Company’s financial position. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the three months ended March 31, 2023. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

As of June 30, 2023, the Company did not have any unrecognized tax benefit. As of December 31, 2022, the Company’s unrecognized tax benefit was a liability of $2.4 million, and was included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on the Company’s effective income tax rate in future periods. As of June 30, 2023, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

17. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2023, the Company had a $16.5 million lease liability and a $15.2 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating lease of office space. Right-of use lease assets initially equal the lease liability. The Company recognized $0.5 million and $1.1 million for the three and six months ended June 30, 2023 and $0.3 million and $0.6 million for the three and six months ended June 30, 2022 in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2023 are as follows ($ in thousands):

2023 (last 6 months)	$788
2024	2,171
2025	2,207
2026	2,219
2027	2,232
Thereafter	13,344
Total undiscounted cash flows	22,961
Present value discount (1)	(6,458)
Lease liabilities	$16,503

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral, which is estimated to be 6.62%, and the remaining lease term is 10.1 years.

Unfunded Loan Commitments

As of June 30, 2023, the Company’s off-balance sheet arrangements consisted of $272.2 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 58% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2022, the Company’s off-balance sheet arrangements consisted of $321.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended June 30, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$88,134	$7,825	$2	$5,868	$101,829
Interest expense	(30,907)	(464)	(7,723)	(22,248)	(61,342)
Net interest income (expense)	57,227	7,361	(7,721)	(16,380)	40,487
(Provision for) release of loan loss reserves	(6,881)	—	—	—	(6,881)
Net interest income (expense) after provision for (release of) loan reserves	50,346	7,361	(7,721)	(16,380)	33,606

Real estate operating income	—	—	25,887	—	25,887
Net result from mortgage loan receivables held for sale	(296)	—	—	—	(296)
Realized gain (loss) on securities	—	8	—	—	8
Unrealized gain (loss) on securities	—	(95)	—	—	(95)
Fee and other income	3,163	4	—	160	3,327
Net result from derivative transactions	2,784	674	691	—	4,149
Earnings (loss) from investment in unconsolidated ventures	—	—	217	—	217
Gain (loss) on extinguishment of debt	—	—	—	462	462
Total other income (loss)	5,651	591	26,795	622	33,659

Compensation and employee benefits	—	—	—	(14,242)	(14,242)
Operating expenses	—	—	—	(4,987)	(4,987)
Real estate operating expenses	—	—	(9,766)	—	(9,766)
Investment related expenses	(1,787)	(48)	(481)	(345)	(2,661)
Depreciation and amortization	—	—	(7,363)	(108)	(7,471)
Total costs and expenses	(1,787)	(48)	(17,610)	(19,682)	(39,127)

Income tax (expense) benefit	—	—	—	(46)	(46)
Segment profit (loss)	$54,210	$7,904	$1,464	$(35,486)	$28,092

Total assets as of June 30, 2023	$3,495,888	$458,224	$693,253	$981,286	$5,628,651

Three months ended June 30, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$61,244	$3,880	$1	$143	$65,268
Interest expense	(12,702)	(650)	(8,075)	(21,278)	(42,705)
Net interest income (expense)	48,542	3,230	(8,074)	(21,135)	22,563
(Provision for) release of loan loss reserves	1,002	—	—	—	1,002
Net interest income (expense) after provision for (release of) loan reserves	49,544	3,230	(8,074)	(21,135)	23,565

Real estate operating income	—	—	28,646	—	28,646
Net result from mortgage loan receivables held for sale	(1,930)	—	—	—	(1,930)
Realized gain (loss) on securities	—	12	—	—	12
Unrealized gain (loss) on securities	—	(49)	—	—	(49)
Realized gain on sale of real estate, net	—	—	28,554	—	28,554
Fee and other income	2,226	18	—	101	2,345
Net result from derivative transactions	1,587	449	643	—	2,679
Earnings (loss) from investment in unconsolidated ventures	—	—	356	—	356
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	1,883	430	58,199	786	61,298

Compensation and employee benefits	—	—	—	(15,495)	(15,495)
Operating expenses	39	(50)	—	(4,640)	(4,651)
Real estate operating expenses	—	—	(9,867)	—	(9,867)
Investment related expenses	1	(50)	(133)	(1,304)	(1,486)
Depreciation and amortization	—	—	(7,558)	—	(7,558)
Total costs and expenses	40	(100)	(17,558)	(21,439)	(39,057)

Income tax (expense) benefit	—	—	—	(2,594)	(2,594)
Segment profit (loss)	$51,467	$3,560	$32,567	$(44,382)	$43,212

Total assets as of December 31, 2022	$3,892,382	$587,519	$706,355	$764,917	$5,951,173

Six months ended June 30, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$179,008	$16,154	$4	$10,459	$205,625
Interest expense	(59,635)	(3,097)	(14,376)	(44,984)	(122,092)
Net interest income (expense)	119,373	13,057	(14,372)	(34,525)	83,533
(Provision for) release of loan loss reserves	(11,617)	—	—	—	(11,617)
Net interest income (expense) after provision for (release of) loan reserves	107,756	13,057	(14,372)	(34,525)	71,916

Real estate operating income	—	—	49,086	—	49,086
Net result from mortgage loan receivables held for sale	(490)	—	—	—	(490)
Realized gain (loss) on securities	—	(299)	—	—	(299)
Unrealized gain (loss) on securities	—	22	—	—	22
Fee and other income	4,841	8	2	307	5,158
Net result from derivative transactions	941	372	594	—	1,907
Earnings (loss) from investment in unconsolidated ventures	—	—	434	—	434
Gain (loss) on extinguishment of debt	—	—	—	9,679	9,679
Total other income (loss)	5,292	103	50,116	9,986	65,497

Compensation and employee benefits	—	—	—	(36,326)	(36,326)
Operating expenses	—	—	—	(10,243)	(10,243)
Real estate operating expenses	—	—	(19,615)	—	(19,615)
Investment related expenses	(2,755)	(96)	(575)	(755)	(4,181)
Depreciation and amortization	—	—	(14,788)	(212)	(15,000)
Total costs and expenses	(2,755)	(96)	(34,978)	(47,536)	(85,365)

Income tax (expense) benefit	—	—	—	(1,767)	(1,767)
Segment profit (loss)	$110,293	$13,064	$766	$(73,842)	$50,281

Total assets as of June 30, 2023	$3,495,888	$458,224	$693,253	$981,286	$5,628,651

Six months ended June 30, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$114,361	$6,945	$2	$165	$121,473
Interest expense	(26,986)	(1,102)	(19,554)	(42,099)	(89,741)
Net interest income (expense)	87,375	5,843	(19,552)	(41,934)	31,732
(Provision for) release of loan loss reserves	128	—	—	—	128
Net interest income (expense) after provision for (release of) loan reserves	87,503	5,843	(19,552)	(41,934)	31,860

Real estate operating income	—	—	54,999	—	54,999
Net result from mortgage loan receivables held for sale	(2,879)	—	—	—	(2,879)
Realized gain (loss) on securities	—	(84)	—	—	(84)
Unrealized gain (loss) on securities	—	(32)	—	—	(32)
Realized gain on sale of real estate, net	—	—	57,708	—	57,708
Fee and other income	5,602	34	3,704	199	9,539
Net result from derivative transactions	3,925	1,252	637	—	5,814
Earnings (loss) from investment in unconsolidated ventures	—	—	790	—	790
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	6,648	1,170	117,838	884	126,540

Compensation and employee benefits	—	—	—	(45,358)	(45,358)
Operating expenses	56	(50)	—	(10,165)	(10,159)
Real estate operating expenses	—	—	(18,859)	—	(18,859)
Investment related expenses	(798)	(98)	(299)	(2,279)	(3,474)
Depreciation and amortization	—	—	(16,892)	(8)	(16,900)
Total costs and expenses	(742)	(148)	(36,050)	(57,810)	(94,750)

Income tax (expense) benefit	—	—	—	(1,284)	(1,284)
Segment profit (loss)	$93,409	$6,865	$62,236	$(100,144)	$62,366

Total assets as of December 31, 2022	$3,892,382	$587,519	$706,355	$764,917	$5,951,173

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $6.6 million and $6.2 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in FHLB stock of $7.9 million as of June 30, 2023 and $9.6 million as of December 31, 2022, and the Company’s senior unsecured notes of $1.6 billion at June 30, 2023 and December 31, 2022.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.7 billion of commercial real estate loans from our inception in October 2008 through June 30, 2023. During this timeframe, we also acquired $13.1 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.0 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2023, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of June 30, 2023, we had $5.6 billion in total assets and $1.5 billion of total equity. Our assets primarily included $3.5 billion of loans, $686.7 million of real estate, $458.2 million of securities and $777.1 million of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market CLO debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2023, our management team and directors held interests in our Company comprising over 10% of our total equity. On average, our management team members have over 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder.

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

	June 30, 2023		December 31, 2022
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,463,826	61.5%	$3,819,860	64.1%
Other commercial real estate-related loans	37,409	0.7%	65,886	1.1%
Allowance for credit losses	(32,248)	(0.6)%	(20,755)	(0.3)%
Total balance sheet loans	3,468,987	61.6%	3,864,991	64.9%
Conduit first mortgage loans	26,901	0.5%	27,391	0.5%
Total loans	3,495,888	62.1%	3,892,382	65.4%
Real Estate
Real estate and related lease intangibles, net	686,701	12.2%	700,136	11.8%
Total real estate	686,701	12.2%	700,136	11.8%
Securities
CMBS investments	448,898	8.0%	551,776	9.3%
U.S. Treasury securities	8,935	0.2%	35,328	0.6%
U.S. Agency securities investments	281	—%	316	—%
Equity securities	130	—%	118	—%
Allowance for credit losses	(20)	—%	(20)	—%
Total securities	458,224	8.2%	587,518	9.9%
Other Investments
Investments in and advances to unconsolidated ventures	6,553	0.1%	6,219	0.1%
Total other investments	6,553	0.1%	6,219	0.1%
Total investments	4,647,366	82.6%	5,186,255	87.1%
Cash, cash equivalents and restricted cash	873,934	15.5%	659,602	11.1%
Other assets	107,351	1.9%	105,316	1.8%
Total assets	$5,628,651	100%	$5,951,173	100%

Loans

Balance Sheet First Mortgage Loans.  We originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are typically undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have SOFR-based floating rates and terms (including extension options) ranging from one to five years. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Balance sheet first mortgage loans in excess of $50.0 million also require the approval of our board of directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of June 30, 2023, we held a portfolio of 125 balance sheet first mortgage loans with an aggregate book value of $3.5 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.9% at June 30, 2023.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of June 30, 2023, we held a portfolio of 10 other commercial real estate-related loans with an aggregate book value of $37.4 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 77.7% at June 30, 2023.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $26.9 million at June 30, 2023.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of June 30, 2023, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 84.7% at June 30, 2023.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of June 30, 2023, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of June 30, 2023, we owned 156 single tenant net leased properties with an aggregate book value of $487.8 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2023, our net leased properties comprised a total of 3.8 million square feet, 100% leased with an average age since construction of 18.6 years and a weighted average remaining lease term of 9.5 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended June 30, 2023, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of June 30, 2023, we owned 48 diversified commercial real estate properties throughout the U.S with an aggregate book value of $198.9 million. During the three months ended June 30, 2023, we collected 100% of rent on these properties.

The following charts summarize the composition of our real estate investments as of June 30, 2023 ($ in millions):
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

As of June 30, 2023, the estimated fair value of our portfolio of CMBS investments totaled $448.9 million in 76 CUSIPs ($5.9 million average investment per CUSIP). Included in the $448.9 million of CMBS securities are $9.4 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.4% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of June 30, 2023:

In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2023, our CMBS investments had a weighted average duration of 1.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2023, by property count and market value, respectively, 62.6% and 65.4% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.6% and 20.1%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.9% by property count and 0.1% to 8.0% by market value.

Other Investments

Unconsolidated Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2023, Grace Lake LLC owned an office building campus with a carrying value of $48.4 million, which is net of accumulated depreciation of $48.5 million, that is financed by $39.2 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of June 30, 2023, the book value of our investment in Grace Lake LLC was $6.6 million.

United States Treasury Securities. From time to time we invest in short-term U.S. Treasury securities that are classified as cash and cash equivalents on our consolidated balance sheet. As of June 30, 2023, we held $609.3 million of U.S. Treasury securities.

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

Unsecured Corporate Bonds

As of June 30, 2023, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $612.4 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $641.7 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.9 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of June 30, 2023.

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

As of June 30, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $3.9 million were included in CLO debt as of June 30, 2023. The CLOs are considered variable interest entities (“VIEs”) of which the Company is the primary beneficiary and, therefore, consolidated the VIEs - See Note 9, Consolidated Variable Interest Entities.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of June 30, 2023, the Company had $678.8 million of borrowings outstanding, with an additional $563.2 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2023, the Company had no borrowings outstanding, with an additional $100.0 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2023, we did not execute any long term debt agreement to finance real estate. Our mortgage loan financings have primarily fixed rates ranging from 4.39% to 8.84%, mature between 2024-2031 and total $469.1 million as of June 30, 2023. These long-term non-recourse mortgages include net unamortized premiums of $2.1 million at June 30, 2023, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2023. The loans are collateralized by real estate and related lease intangibles, net, of $518.4 million as of June 30, 2023.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of July 2027. The interest rate on Eurodollar advances is the sum of one-month Term SOFR plus a fixed margin of 2.50%, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of June 30, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We became a member of the FHLB in 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. As of June 30, 2023, Tuebor had $175.0 million of borrowings outstanding from the FHLB, with terms of 0.2 years to 1.3 years, interest rates of 2.74% to 5.54%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of June 30, 2023, collateral for the borrowings was comprised of $206.7 million of CMBS and U.S. Agency securities.

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

Financial Covenants

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business. This ratio may also fluctuate as a result of our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. We generally seek to match fund our assets according to their liquidity characteristics and expected hold period. We believe that the defensive positioning of our predominantly senior secured assets and our financing strategy has allowed us to maintain financial flexibility to capitalize on an attractive range of market opportunities as they have arisen.

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

We are in compliance with all covenants as described in this Quarterly Report as of June 30, 2023.

Results of Operations

A discussion regarding our results of operations for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 is presented below.

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	June 30, 2023	March 31, 2023	Difference
Net interest income
Interest income	$101,829	$103,796	$(1,967)
Interest expense	61,342	60,749	593
Net interest income (expense)	40,487	43,047	(2,560)
Provision for (release of) loan loss reserves, net	6,881	4,736	2,145
Net interest income (expense) after provision for (release of) loan losses	33,606	38,311	(4,705)
Other income (loss)
Real estate operating income	25,887	23,199	2,688
Net result from mortgage loan receivables held for sale	(296)	(194)	(102)
Realized gain (loss) on securities	8	(307)	315
Unrealized gain (loss) on securities	(95)	117	(212)
Fee and other income	3,327	1,831	1,496
Net result from derivative transactions	4,149	(2,242)	6,391
Earnings from investment in unconsolidated ventures	217	217	—
Gain on extinguishment of debt	462	9,217	(8,755)
Total other income (loss)	33,659	31,838	1,821
Costs and expenses
Compensation and employee benefits	14,242	22,084	(7,842)
Operating expenses	4,987	5,256	(269)
Real estate operating expenses	9,766	9,849	(83)
Investment related expenses	2,661	1,520	1,141
Depreciation and amortization	7,471	7,529	(58)
Total costs and expenses	39,127	46,238	(7,111)
Income (loss) before taxes	28,138	23,911	4,227
Income tax expense (benefit)	46	1,720	(1,674)
Net income (loss)	28,092	22,191	5,901
Net (income) loss attributable to noncontrolling interests in consolidated ventures	71	217	(146)
Net income (loss) attributable to Class A common shareholders	$28,163	$22,408	$5,755

Investment Overview

Activity for the three months ended June 30, 2023 included originating and funding $11.6 million in principal value of commercial mortgage loans and $309.3 million of principal repayments, which contributed to a net decrease in our loan portfolio of $396.5 million. Activity for the three months ended June 30, 2023 included securities purchases of $14.4 million, sales of $0.6 million and $75.5 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $61.8 million. In addition, we purchased $1.1 billion of short-term U.S. treasury securities during the three months ended June 30, 2023, of which $948.0 million matured during the three months ended June 30, 2023.

Activity for the three months ended March 31, 2023 included originating and funding $32.6 million in principal value of commercial mortgage loans, which was partially offset by $131.3 million of principal repayments. We acquired $3.5 million of new securities, which was partially offset by $13.6 million of sales and $60.2 million of amortizations and paydowns in the portfolio, which partially contributed to a net decrease in our securities portfolio of $67.5 million during the three months ended March 31, 2023. In addition, we purchased $1.0 billion of short-term U.S. treasury securities during the three months ended March 31, 2023, of which $574.0 million matured during the three months ended March 31, 2023.

Net Interest Income

The $2.0 million decrease in interest income was primarily attributable to a reduction in our outstanding loan balances as a result of net paydowns partially offset by an increase in prevailing interest rates. For the three months ended June 30, 2023, the amortized cost of loan investments averaged $3.7 billion and the amortized cost of securities investments averaged $0.5 billion. For the three months ended March 31, 2023, the amortized cost of loan investments averaged $3.9 billion and the amortized cost of securities investments averaged $0.5 billion. There was a $62.3 million decrease in average securities investments, and a $147.1 million decrease in average loan investments.

The $0.6 million increase in interest expense is primarily a result of rising prevailing interest rates and an increase in our loan repurchase facility utilization, partially offset by a reduction in our security repurchase facilities as well as a reduction in expense as a result of redemptions of our Notes.

The decrease in net interest income before provision for loan losses of $2.6 million as explained above is primarily driven by a reduction in interest income as a result of net payoffs partially offset by a rise in prevailing interest rates.

As of June 30, 2023, the weighted average yield on our mortgage loan receivables was 9.5%, compared to 9.1% as of March 31, 2023. The weighted average yield increased as a result of increases in the prevailing interest rates. As of June 30, 2023, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.2%, compared to 6.5% as of March 31, 2023. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2023 to June 30, 2023 was primarily due to increases in prevailing interest rates. As of June 30, 2023, we had outstanding borrowings secured by our mortgage loan receivables equal to 49.3% of the carrying value of our mortgage loan receivables, compared to 45.1% as of March 31, 2023.

As of June 30, 2023, the weighted average yield on our securities was 6.2%, compared to 5.6% as of March 31, 2023. The weighted average yield increased as a result of increases in the prevailing interest rates. As of June 30, 2023, the weighted average interest rate on borrowings against our securities was 5.4%, compared to 5.2% as of March 31, 2023. The increase in the rate on borrowings against our securities from March 31, 2023 to June 30, 2023 was primarily due to higher prevailing market borrowing rates as of June 30, 2023 compared to March 31, 2023. As of June 30, 2023, we had outstanding borrowings secured by our securities equal to 39.5% of the carrying value of our securities, compared to 63.7% as of March 31, 2023.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2023, and March 31, 2023, the weighted average interest rate on mortgage borrowings against our real estate was 5.7%. As of June 30, 2023, we had outstanding borrowings secured by our real estate equal to 68.3% of the carrying value of our real estate, compared to 67.8% as of March 31, 2023.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended June 30, 2023 was $6.9 million, primarily due to adverse changes in macroeconomic conditions.

The provision for the three months ended March 31, 2023 was $4.7 million primarily due to adverse changes in macroeconomic conditions. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

Real Estate Operating Income

The increase of $2.7 million in real estate operating income was primarily attributable to improved hotel operations at our real estate assets as compared to the three months ended March 31, 2023.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended June 30, 2023, we did not transfer any balance sheet first mortgage or conduit loans and recorded a lower of cost or market adjustment of $0.3 million. During the three months ended March 31, 2023, we did not transfer any balance sheet mortgage loans or conduit loans and recorded $0.2 million net in lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $1.5 million increase in fee and other income was primarily due to fees earned in connection with the payoff of our mortgage loan debt for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023.

Net Result from Derivative Transactions

Net gain from derivative transactions of $4.1 million is composed of a realized gain of $3.7 million and an unrealized gain of $0.4 million for the three months ended June 30, 2023, compared to a net loss from derivative transactions of $2.2 million which is composed of a realized loss of $1.8 million and an unrealized loss of $0.4 million for the three months ended March 31, 2023. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2023 was primarily related to movement in interest rates during the three months ended June 30, 2023. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in unconsolidated ventures totaled $0.2 million for the three months ended June 30, 2023 and March 31, 2023. Our maximum exposure to loss from these investments is limited to the carrying value of our investment.

Gain (Loss) on Extinguishment of Debt

During the three months ended June 30, 2023, there was $0.5 million of gain on extinguishment of debt as the Company retired: (1) $2.0 million of principal of the 2027 Notes for a repurchase price of $1.7 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(15) thousand of unamortized debt issuance costs associated with the retired debt and (2) $1.1 million of principal of the 2029 Notes for a repurchase price of $0.9 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(13) thousand of unamortized debt issuance costs associated with the retired debt.

During the three months ended March 31, 2023, there was $9.2 million of gain on extinguishment of debt as the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.4 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt, (2) $36.4 million of principal of the 2027 Notes for a repurchase price of $29.7 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(288) thousand of unamortized debt issuance costs associated with the retired debt and (3) $6.1 million of principal of the 2029 Notes for a repurchase price of $4.6 million, recognizing a $1.4 million net gain on extinguishment of debt after recognizing $(76) thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $(7.8) million in compensation expense was primarily attributable to the timing of our annual equity based compensation, which was granted during three months ended March 31, 2023 whereas there was no equity based compensation granted during the three months ended June 30, 2023.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease during the three months ended June 30, 2023 compared to the three months ended March 31, 2023 of $(0.3) million was primarily related to a decrease in professional expenses.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase during the three months ended June 30, 2023 compared to the three months ended March 31, 2023 of $1.1 million was primarily attributable to an increase in professional fees.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in expense during the three months ended June 30, 2023 compared to the three months ended March 31, 2023 is primarily a result of changes in our GAAP income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is presented below.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six Months Ended June 30,
	2023	2022	Difference
Net interest income
Interest income	$205,625	$121,473	$84,152
Interest expense	122,092	89,741	32,351
Net interest income (expense)	83,533	31,732	51,801
Provision for (release of) loan loss reserves, net	11,617	(128)	11,745
Net interest income (expense) after provision for (release of) loan losses	71,916	31,860	40,056
Other income (loss)
Real estate operating income	49,086	54,999	(5,913)
Net result from mortgage loan receivables held for sale	(490)	(2,879)	2,389
Realized gain (loss) on securities	(299)	(84)	(215)
Unrealized gain (loss) on securities	22	(32)	54
Realized gain (loss) on sale of real estate, net	—	57,708	(57,708)
Fee and other income	5,158	9,539	(4,381)
Net result from derivative transactions	1,907	5,814	(3,907)
Earnings from investment in unconsolidated ventures	434	790	(356)
Gain on extinguishment of debt	9,679	685	8,994
Total other income (loss)	65,497	126,540	(61,043)
Costs and expenses
Compensation and employee benefits	36,326	45,358	(9,032)
Operating expenses	10,243	10,159	84
Real estate operating expenses	19,615	18,859	756
Investment related expenses	4,181	3,474	707
Depreciation and amortization	15,000	16,900	(1,900)
Total costs and expenses	85,365	94,750	(9,385)
Income (loss) before taxes	52,048	63,650	(11,602)
Income tax expense (benefit)	1,767	1,284	483
Net income (loss)	$50,281	$62,366	$(12,085)
Net (income) loss attributable to noncontrolling interests in consolidated ventures	288	(8,286)	8,574
Net income (loss) attributable to Class A common shareholders	$50,569	$54,080	$(3,511)

Investment Overview

Activity for the six months ended June 30, 2023 included originating and funding $44.2 million in principal value of commercial mortgage loans and $440.5 million of principal repayments, which contributed to a net decrease in our loan portfolio of $299.9 million. Activity for the three months ended June 30, 2023 included securities purchases of $17.9 million, sales of $14.2 million and $135.7 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $129.3 million. In addition, we purchased $2.1 billion of short-term U.S. treasury securities during the six months ended June 30, 2023, of which $1.5 billion matured during the six months ended June 30, 2023.

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

Net Interest Income

The $84.2 million increase in interest income was primarily attributable to increases in prevailing interest rate benchmarks on our floating rate balance sheet loan and securities portfolios partially offset by net payoffs. For the six months ended June 30, 2023, the amortized cost of loan investments averaged $3.8 billion and the amortized cost of securities investments averaged $0.5 billion. For the six months ended June 30, 2022, the amortized cost of loan investments averaged $3.9 billion and the amortized cost of securities investments averaged $0.7 billion. There was a $(0.1) billion decrease in average loan investments and a $(0.2) billion decrease in average securities investments.

The $32.4 million increase in interest expense is primarily related to higher prevailing rates on our floating rate debt and higher outstanding balances on our loan repurchase facilities. The increase in interest expense was partially offset by the payoff of our Secured Financing Facility and reductions in the outstanding balances of our long-term mortgage loan debt, securities repurchase financing, and FHLB borrowings as well as a reduction in expense as a result of redemptions of our Notes.

The increase in net interest income before provision for loan losses of $51.8 million as explained above is also attributable to a higher percentage of our owned assets being variable rate as compared to certain financing sources such as our unsecured bonds and our mortgage loan financing being fixed rate.

As of June 30, 2023, the weighted average yield on our mortgage loan receivables was 9.5%, compared to 6.1% as of June 30, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of June 30, 2023, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.2%, compared to 3.0% as of June 30, 2022. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2022 to June 30, 2023 was primarily due to the increase in prevailing interest rates. As of June 30, 2023, we had outstanding borrowings secured by our mortgage loan receivables equal to 49.3% of the carrying value of our mortgage loan receivables, compared to 37.7% as of June 30, 2022.

As of June 30, 2023, the weighted average yield on our securities was 6.2%, compared to 2.9% as of June 30, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of June 30, 2023, the weighted average interest rate on borrowings against our securities was 5.4%, compared to 2.0% as of June 30, 2022. The increase in the rate on borrowings against our securities from June 30, 2022 to June 30, 2023 was primarily due to higher prevailing market borrowing rates as of June 30, 2023 compared to June 30, 2022. As of June 30, 2023, we had outstanding borrowings secured by our securities equal to 39.5% of the carrying value of our real estate securities, compared to 73.3% as of June 30, 2022.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2023, the weighted average interest rate on mortgage borrowings against our real estate was 5.7%, compared to 4.9% as of June 30, 2022. As of June 30, 2023, we had outstanding borrowings secured by our real estate equal to 68.3% of the carrying value of our real estate, compared to 77.6% as of June 30, 2022.

Provision for (release of) Loan Loss Reserves

The provision for the six months ended June 30, 2023 was $11.6 million. The increase in provision associated with the general reserve during the six months ended June 30, 2023 is primarily due to adverse changes in macroeconomic conditions.

The net release of provision for the six months ended June 30, 2022 was $0.1 million. The release represents a $3.1 million recovery of provision offset by an increase in the general reserve of loans held for investment of $2.7 million and an increase related to unfunded loan commitments of $0.3 million. The increase in provision associated with the general reserve during the six months ended June 30, 2022 is primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time and adverse changes in macroeconomic conditions.

Real Estate Operating Income

The decrease of $5.9 million in real estate operating income was primarily a result of the timing of four real estate sales that occurred after June 30, 2022.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the six months ended June 30, 2023, we did not sell any conduit loans and recorded $0.5 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the six months ended June 30, 2022, we sold one conduit loan for a realized loss of $0.9 million and recorded $2.0 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized loss on securities for the six months ended June 30, 2023 was $(0.3) million compared to a realized loss of $(0.1) million for June 30, 2022, which resulted in a net negative change of $(0.2) million. For the six months ended June 30, 2023, we sold $11.3 million of CMBS securities. For the six months ended June 30, 2022, we sold $4.2 million of CMBS securities and $0.5 million of equity securities.

Realized Gain (Loss) on Sale of Real Estate, Net

There was a decrease of $57.7 million in realized gain (loss) on the sale of real estate, which was a result of the timing of real estate sales. There were no sales of real estate during the six months ended June 30, 2023 and a sale of one office property for a realized gain of $14.5 million, one warehouse property for a realized gain of $14.6 million, and two apartment buildings for a combined realized gain of $28.6 million for the six months ended June 30, 2022.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $4.4 million decrease in fee and other income was primarily driven by a decrease in fees as a result of the sale of real estate, partially offset by an increase in dividends from FHLB stock.

Net Result from Derivative Transactions

Net result from derivative transactions of $1.9 million is composed of a realized gain of $1.9 million for the six months ended June 30, 2023, compared to a net gain of $5.8 million for the six months ended June 30, 2022, which was comprised of a realized gain of $6.4 million and a $0.6 million unrealized loss resulting in a negative change of $3.9 million. The hedge positions primarily relate to fixed rate conduit loans, and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures and interest rate swap futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2023 was primarily related to movement in interest rates during the six months ended June 30, 2023. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in unconsolidated ventures totaled $0.4 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt totaled $9.7 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt; (2) $38.4 million of principal of the 2027 Notes for a repurchase price of $31.4 million, recognizing a $6.7 million net gain on extinguishment of debt after recognizing $(303) thousand of unamortized debt issuance costs associated with the retired debt; and (3) $7.3 million of principal of the 2029 Notes for a repurchase price of $5.5 million, recognizing a $1.6 million net gain on extinguishment of debt after recognizing $(89) thousand of unamortized debt issuance costs associated with the retired debt.

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

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity-based compensation and other employee benefits. The decrease of $9.0 million in compensation expense is primarily due to a decrease in equity-based compensation.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The increase during the six months ended June 30, 2023 as compared to June 30, 2022 of $0.1 million was primarily related to an increase in legal and administrative expenses partially offset by a decrease in other professional fees.

Real Estate Operating Expenses

The increase during the six months ended June 30, 2023 as compared to June 30, 2022 of $0.8 million in real estate operating expense is primarily the result of increased hotel operations and the timing of one acquisition that occurred after June 30, 2022, partially offset by the timing of the four real estate sales that occurred after June 30, 2022.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase during the six months ended June 30, 2023 as compared to June 30, 2022 of $0.7 million was primarily attributable to an increase in deal related expenses.

Depreciation and Amortization

The $1.9 million decrease during the six months ended June 30, 2023 as compared to June 30, 2022 in depreciation and amortization is primarily attributable to the timing of the four real estate sales and one acquisition that occurred after June 30, 2022.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense of $0.5 million during the six months ended June 30, 2023 as compared to June 30, 2022 is primarily a result of changes to GAAP income in our TRSs.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $873.9 million at June 30, 2023, of which $777.1 million was unrestricted cash and cash equivalents and $96.9 million was restricted cash. We held cash and cash equivalents of $609.1 million and restricted cash of $50.5 million as of December 31, 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$44,089	$13,947
Net cash provided by (used in) investing activities	523,267	(253,006)
Net cash provided by (used in) financing activities	(353,024)	(99,556)
Net increase (decrease) in cash, cash equivalents and restricted cash	$214,332	$(338,615)

Six months ended June 30, 2023

We experienced a net increase in cash, cash equivalents and restricted cash of $214.3 million for the six months ended June 30, 2023, reflecting cash provided by operating activities of $44.1 million, cash provided by investing activities of $523.3 million and cash used in financing activities of $(353.0) million.

Net cash provided by operating activities of $44.1 million was primarily driven by net interest income and increases in net operating income on our real estate portfolio.

Net cash provided by investing activities of $523.3 million was driven by $433.7 million of repayment from mortgage loan receivables, $135.3 million in repayments on securities, and $14.2 million of proceeds from sale of securities, partially offset by $(44.2) million of origination of mortgage loans held for investment and $(17.9) million in purchases of securities.

Net cash used in financing activities of $(353.0) million was primarily as a result of net repayments of borrowings of $(281.7) million, $(59.0) million of dividend payments, $(7.9) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(2.3) million purchase of treasury stock, and $(1.7) million in deferred financing cost.

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

Unencumbered Assets

As of June 30, 2023, we held unencumbered cash of $777.1 million, unencumbered loans of $1.5 billion, unencumbered securities of $244.0 million, unencumbered real estate of $75.1 million and $360.5 million of other assets not secured by any portion of secured indebtedness. As of December 31, 2022, we held unencumbered cash of $609.1 million, unencumbered loans of $1.7 billion, unencumbered securities of $97.5 million, unencumbered real estate of $140.3 million and $351.6 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2023 are set forth in the table below ($ in thousands):

June 30, 2023
Committed loan repurchase facilities	$678,835
Committed securities repurchase facility	—
Uncommitted securities repurchase facilities	6,126
Total repurchase facilities	684,961
Revolving credit facility	—
Mortgage loan financing(1)	469,076
CLO debt(2)	1,060,502
Borrowings from the FHLB	175,000
Senior unsecured notes(3)	1,568,556
Total debt obligations, net	$3,958,095

(1)Presented net of unamortized debt issuance costs of $1.9 million as of June 30, 2023.
(2)Presented net of unamortized debt issuance costs of $3.9 million as of June 30, 2023.
(3)Presented net of unamortized debt issuance costs of $13.4 million as of June 30, 2023.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of June 30, 2023 and December 31, 2022. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity as of June 30, 2023. As of June 30, 2023, the Company had $678.8 million of borrowings outstanding, with an additional $563.2 million of committed financing available. As of December 31, 2022, the Company had $616.9 million of borrowings outstanding, with an additional $683.1 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of June 30, 2023.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2023, the Company had no borrowings outstanding, with an additional $100.0 million of committed financing available. As of December 31, 2022, the Company had $8.6 million of borrowings outstanding, and an additional $91.4 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving Credit Facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2027, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of June 30, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million. There were no outstanding draws on the facility at December 31, 2022. After the end of the quarter, we exercised one of the four remaining one-year extension options, which extended the maturity date of the Revolving Credit Facility to July 27, 2024.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2023, we did not execute any term debt agreement to finance real estate. Our non-recourse debt agreements provide for primarily fixed rate financing at rates ranging from 4.39% to 8.84%, with anticipated maturity dates between 2024-2031 and an average term of 3.2 years as of June 30, 2023. These loans have carrying amounts of $469.1 million and $498.0 million, net of unamortized premiums of $2.1 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million of premium amortization, which decreased interest expense for the three and six months ended June 30, 2023 and June 30, 2022. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $518.4 million and $559.9 million as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $3.9 million were included in CLO debt as of June 30, 2023.

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

As of June 30, 2023, Tuebor had $175.0 million of borrowings outstanding, with terms of 0.2 years to 1.3 years (with a weighted average of 0.9 years), interest rates of 2.74% to 5.54% (with a weighted average of 5.34%), and advance rates of 71.7% to 95.7% on eligible collateral. As of June 30, 2023, collateral for the borrowings was comprised primarily of $206.7 million of CMBS.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $0.9 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2023. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes

As of June 30, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $612.4 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $641.7 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of June 30, 2023 and 2022. The Notes are presented net of unamortized debt issuance costs of $13.4 million and $15.4 million as of June 30, 2023 and December 31, 2022, respectively.

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

During the six months ended June 30, 2023, the Company repurchased $16.2 million of the 2025 Notes and recognized a net gain of $1.3 million on extinguishment of debt, $38.4 million of the 2027 Notes and recognized a net gain of $6.7 million on extinguishment of debt, and $7.3 million of the 2029 Notes and recognized a net gain of $1.6 million on extinguishment of debt.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2023, the Company has a remaining amount available for repurchase of $44.5 million, which represents 3.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.85 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2023 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1 - March 31, 2023	250,000	(2,285)
Authorizations remaining as of June 30, 2023		$44,452

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

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $433.7 million for the six months ended June 30, 2023 and $525.0 million for the six months ended June 30, 2022. Repayment of real estate securities provided net cash of $135.3 million for the six months ended June 30, 2023, and $102.2 million for the six months ended June 30, 2022.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were no proceeds from sales of mortgage loans for the six months ended June 30, 2023, and there were $22.5 million of proceeds from sales of mortgage loans for the six months ended June 30, 2022.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $14.2 million for the six months ended June 30, 2023, and $4.7 million for the six months ended June 30, 2022.

Proceeds from the sale of real estate

There were no proceeds from sales of real estate for the six months ended June 30, 2023, and $163.6 million for the six months ended June 30, 2022.

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

Contractual obligations

Contractual obligations as of June 30, 2023 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$16,648	$866,844	$375,464	$69,872	$1,328,828
Senior unsecured notes	—	327,756	612,439	641,744	1,581,939
Interest payable(3)	102,009	179,049	100,555	33,706	415,319
Other funding obligations(4)	86,579	28,546		—	115,125
Operating lease obligations	788	4,378	4,450	13,344	22,960
Total	$206,024	$1,406,573	$1,092,908	$758,666	$3,464,171

(1)As more fully disclosed in Note 6, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of: (i) the maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $3.9 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2023 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2023. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $157.3 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of June 30, 2023, our off-balance sheet arrangements consisted of $272.2 million of unfunded commitments of mortgage loan receivables held for investment, 58% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2022, our off-balance sheet arrangements consisted of $321.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

LIBOR Transition

We have implemented fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of June 30, 2023, all of our floating rate loans earn interest at a rate indexed Term SOFR; and 91.7% of our floating rate debt obligations bear interest indexed to Term SOFR. Our remaining LIBOR-based debt obligations will transition to a rate based on SOFR on their next reset dates.

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

Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans.

For collateral dependent loans the Company measures expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated costs to sell the collateral.

The Company generally will use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for collateral dependent loans and in certain cases will obtain external appraisals. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3. Mortgage Loans Receivable. The provision for (release of) loan losses for the three months ended June 30, 2023 and June 30, 2022 was $6.9 million and $(1.0) million, respectively, and $11.6 million and $(0.1) million for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

There were no properties classified as held for sale as of June 30, 2023 and December 31, 2022. We did not record any impairments of real estate for the three and six months ended June 30, 2023 or June 30, 2022.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of June 30, 2023 and December 31, 2022, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the asset acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

Reconciliation of Non-GAAP Financial Measures

Distributable earnings

The Company utilizes distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP measures certain non-cash expenses and unrealized results as well as eliminating timing differences related to securitization gains and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations because management believes that it may be a useful performance measure; and (ii) because our board of directors considers distributable earnings in determining the amount of quarterly dividends.

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

As discussed in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, we do not designate derivatives as hedges to qualify for hedge accounting and, therefore, any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our GAAP income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from distributable earnings until the related asset is sold and/or the hedge position is considered “closed,” whereupon they would then be included in distributable earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing distributable earnings for the period. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and changes in the fair value of the derivatives used to hedge such assets.

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

	Three Months Ended
	June 30,	March 31,
	2023	2023
Income (loss) before taxes	$28,138	$23,911
Net (income) loss attributable to noncontrolling interests in consolidated ventures (GAAP)	71	217
Our share of real estate depreciation, amortization and gain adjustments (1)	6,591	6,754
Adjustments for derivative results (2)	(3,161)	2,698
Unrealized (gain) loss on fair value securities	95	(117)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(150)	(150)
Adjustment for impairment (3)	6,881	4,736
Non-cash stock-based compensation	3,046	9,124
Distributable earnings	$41,511	$47,173

(1)	The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments ($ in thousands):
		Three Months Ended
		June 30,	March 31,
		2023	2023
	Total GAAP depreciation and amortization	$7,471	$7,529
	Less: Depreciation and amortization related to non-rental property fixed assets	(108)	(103)
	Less: Non-controlling interests in consolidated ventures’ share of depreciation and amortization and adjustment for passive interest in unconsolidated ventures	(319)	(218)
	Our share of real estate depreciation and amortization	7,044	7,208
	Realized gain from accumulated depreciation and amortization on real estate sold	—	—
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization on real estate sold	—	—
	Our share of accumulated depreciation and amortization on real estate sold (a)	—	—
	Less: Our share of operating lease income on above/below market lease intangible amortization	(453)	(454)
	Our share of real estate depreciation, amortization and gain adjustments	$6,591	$6,754

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our derivative result presented in the computation of distributable earnings ($ in thousands):
		Three Months Ended
		June 30,	March 31,
		2023	2023
	Net results from derivative transactions	$(4,149)	$2,242
	Hedging interest income (expense)	380	252
	Other hedging related activity (a)	608	204
	Adjustments for derivative results	$(3,161)	$2,698

	(a) Includes unrealized lower of cost or market adjustments of $0.3 million and $0.2 million for the three months ended June 30, 2023 and March 31, 2023, respectively.
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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2023 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on June 30, 2023, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(26,718)	$2,673
Increase by 1.00%	26,892	(2,662)

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

Our portfolio’s low weighted average loan-to-value of 67.2% as of June 30, 2023 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of June 30, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2023, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2023 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amendment to Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 7, 2023)
10.1 #	2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2023)
10.2 #
Amended and Restated Employment Agreement, dated June 15, 2023, between Ladder Capital Finance LLC and Paul J. Miceli (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2023)

10.3 #	Employment Agreement, dated June 15, 2023, between Ladder Capital Finance LLC and Kelly Porcella (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 16, 2023)
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	101.SCH* iXBRL Schema Document.
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

LADDER CAPITAL CORP
(Registrant)

Date: July 28, 2023	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: July 28, 2023	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer