Form 10-Q
period 2023-09-30
Ladder Capital Corp
filed 2023-10-30
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2023
Class A common stock, $0.001 par value	126,911,689
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2023

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
•labor shortages, supply chain imbalances, the broader impacts of the Ukraine-Russia and Hamas-Israel conflicts, inflation, and the potential for a global economic recession;
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
•changes in interest rates affecting the market value of our assets and the related impacts on our borrowers, including any unforeseen impacts of the transition to Term Secured Overnight Financing Rate (“SOFR”);
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2023(1)	December 31, 2022(1)
	(Unaudited)
Assets
Cash and cash equivalents	$798,391	$609,078
Restricted cash	59,523	50,524
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	3,371,685	3,885,746
Allowance for credit losses	(39,575)	(20,755)
Mortgage loan receivables held for sale	26,272	27,391
Securities	476,698	587,519
Real estate and related lease intangibles, net	675,334	700,136
Investments in and advances to unconsolidated ventures	7,032	6,219
Derivative instruments	1,817	2,038
Accrued interest receivable	23,056	24,938
Other assets	102,909	78,339
Total assets	$5,503,142	$5,951,173
Liabilities
Debt obligations, net	$3,793,845	$4,245,697
Dividends payable	31,788	32,000
Accrued expenses	63,446	68,227
Other liabilities	75,910	71,688
Total liabilities	3,964,989	4,417,612
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 128,027,478 and 128,027,478 shares issued and 126,911,689 and 126,502,049 shares outstanding as of September 30, 2023 and December 31, 2022, respectively.	127	127
Additional paid-in capital	1,842,208	1,826,833
Treasury stock, 1,115,789 and 1,525,429 shares, at cost	(105,943)	(95,600)
Retained earnings (dividends in excess of earnings)	(182,637)	(177,005)
Accumulated other comprehensive income (loss)	(14,879)	(21,009)
Total shareholders’ equity	1,538,876	1,533,346
Noncontrolling interests in consolidated ventures	(723)	215
Total equity	1,538,153	1,533,561
Total liabilities and equity	$5,503,142	$5,951,173

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income
Interest income	$101,090	$77,359	$306,715	$198,832
Interest expense	62,259	48,471	184,350	138,212
Net interest income (expense)	38,831	28,888	122,365	60,620
Provision for (release of) loan loss reserves, net	7,473	1,501	19,090	1,373
Net interest income (expense) after provision for (release of) loan losses	31,358	27,387	103,275	59,247
Other income (loss)
Real estate operating income	24,761	27,679	73,847	82,678
Net result from mortgage loan receivables held for sale	(629)	796	(1,119)	(2,083)
Realized gain (loss) on securities	23	9	(276)	(75)
Unrealized gain (loss) on securities	(42)	(66)	(20)	(98)
Realized gain (loss) on sale of real estate, net	8,808	4,393	8,808	62,101
Fee and other income	1,829	2,697	6,987	12,238
Net result from derivative transactions	4,773	6,567	6,680	12,381
Earnings from investment in unconsolidated ventures	479	407	913	1,197
Gain on extinguishment of debt	921	—	10,600	685
Total other income (loss)	40,923	42,482	106,420	169,024
Costs and expenses
Compensation and employee benefits	14,285	13,806	50,612	59,165
Operating expenses	4,775	5,143	15,018	15,303
Real estate operating expenses	9,456	10,069	29,071	28,928
Investment related expenses	2,279	1,689	6,460	5,163
Depreciation and amortization	7,144	7,864	22,144	24,764
Total costs and expenses	37,939	38,571	123,305	133,323
Income (loss) before taxes	34,342	31,298	86,390	94,948
Income tax expense (benefit)	3,147	2,613	4,913	3,897
Net income (loss)	31,195	28,685	81,477	91,051
Net (income) loss attributable to noncontrolling interests in consolidated ventures	124	(102)	412	(8,388)
Net income (loss) attributable to Class A common shareholders	$31,319	$28,583	$81,889	$82,663

Earnings per share:
Basic	$0.25	$0.23	$0.66	$0.66
Diluted	$0.25	$0.23	$0.66	$0.66

Weighted average shares outstanding:
Basic	124,730,343	124,278,732	124,652,426	124,393,861
Diluted	124,968,545	125,172,180	124,817,335	125,813,280

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$31,195	$28,685	$81,477	$91,051
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on securities, available for sale	1,355	(947)	5,537	(14,749)
Reclassification adjustment for (gain) loss included in net income (loss)	290	(9)	593	50
Total other comprehensive income (loss)	1,645	(956)	6,130	(14,699)
Comprehensive income (loss)	32,840	27,729	87,607	76,352
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	124	(102)	412	(8,388)
Comprehensive income (loss) attributable to Class A common shareholders	$32,964	$27,627	$88,019	$67,964

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, June 30, 2023	126,932	$127	$1,839,003	$(105,738)	$(184,769)	$(16,524)	$(599)	$1,531,500
Amortization of equity based compensation	—	—	3,205	—	—	—	—	3,205
Purchase of treasury stock	(19)	—	—	(197)	—	—	—	(197)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(1)	—	—	(8)	—	—	—	(8)
Dividends declared	—	—	—	—	(29,187)	—	—	(29,187)
Net income (loss)	—	—	—	—	31,319	—	(124)	31,195
Other comprehensive income (loss)	—	—	—	—	—	1,645	—	1,645
Balance, September 30, 2023	126,912	$127	$1,842,208	$(105,943)	$(182,637)	$(14,879)	$(723)	$1,538,153

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2022	126,502	$127	$1,826,833	$(95,600)	$(177,005)	$(21,009)	$215	$1,533,561
Distributions	—	—	—	—	—	—	(526)	(526)
Amortization of equity based compensation	—	—	15,375	—	—	—	—	15,375
Grants of restricted stock	1,008	1	—	(1)	—	—	—	—
Purchase of treasury stock	(269)	—	—	(2,481)	—	—	—	(2,481)
Re-issuance of treasury stock	410	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(689)	(1)	—	(7,861)	—	—	—	(7,862)
Forfeitures	(50)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(87,521)	—	—	(87,521)
Net income (loss)	—	—	—	—	81,889	—	(412)	81,477
Other comprehensive income (loss)	—	—	—	—	—	6,130	—	6,130
Balance, September 30, 2023	126,912	$127	$1,842,208	$(105,943)	$(182,637)	$(14,879)	$(723)	$1,538,153

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2021	125,453	$126	$1,795,249	$(76,324)	$(207,802)	$(4,112)	$6,482	$1,513,619
Contributions	—	—	—	—	—	—	186	186
Distributions	—	—	—	—	—	—	(13,395)	(13,395)
Amortization of equity based compensation	—	—	27,787	—	—	—	—	27,787
Grants of restricted stock	2,289	2	—	(2)	—	—	—	—
Purchase of treasury stock	(721)	(1)	—	(7,278)	—	—	—	(7,279)
Re-issuance of treasury stock	596	1	—	(1)	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(955)	(1)	—	(11,355)	—	—	—	(11,356)
Forfeitures	(96)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(82,295)	—	—	(82,295)
Net income (loss)	—	—	—	—	82,663	—	8,388	91,051
Other comprehensive income (loss)	—	—	—	—	—	(14,699)	—	(14,699)
Balance, September 30, 2022	126,566	$127	$1,823,036	$(94,960)	$(207,434)	$(18,811)	$1,661	$1,503,619

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$81,477	$91,051
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(10,600)	(685)
Depreciation and amortization	22,144	24,764
Non-cash operating lease expense	1,457	—
Unrealized (gain) loss on derivative instruments	175	(825)
Unrealized (gain) loss on equity securities	(2)	77
Unrealized (gain) loss on Agency interest-only securities	22	21
Provision for (release of) loan loss reserves	19,090	1,373
Amortization of equity based compensation	15,375	27,787
Amortization of deferred financing costs included in interest expense	9,662	12,152
Amortization of premium/discount on mortgage loan financing included in interest expense	(452)	(649)
Amortization of above- and below-market lease intangibles	(1,360)	(1,318)
(Accretion)/amortization of discount, premium and other fees on loans	(14,971)	(14,932)
(Accretion)/amortization of discount and premium on securities	(796)	(360)
Net result from mortgage loan receivables held for sale	1,119	2,083
Realized (gain) loss on securities	276	75
Realized (gain) loss on sale of real estate, net	(8,808)	(62,101)
Realized (gain) loss on sale of derivative instruments	269	—
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	(813)	(572)
Insurance proceeds for remediation work due to property damage	473	—
Insurance proceeds used for remediation work due to property damage	(457)	(27)
Origination of mortgage loan receivables held for sale	—	(61,318)
Repayment of mortgage loan receivables held for sale	—	68
Proceeds from sales of mortgage loan receivables held for sale	—	29,153
Change in deferred tax asset (liability)	2,929	137
Changes in operating assets and liabilities:
Accrued interest receivable	1,883	(6,699)
Other assets	6,941	5,288
Accrued expenses and other liabilities	(2,828)	7,673
Net cash provided by (used in) operating activities	122,205	52,216

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(61,412)	(1,183,422)
Repayment of mortgage loan receivables held for investment	531,797	725,913
Purchases of securities	(76,557)	(68,039)
Repayment of securities	172,992	136,864
Basis recovery of interest-only securities	3,066	3,924
Proceeds from sales of securities	17,838	5,454
Capital improvements of real estate	(2,640)	(5,657)
Proceeds from sale of real estate	13,391	173,119
Capital distribution from investment in unconsolidated ventures	—	2,284
Proceeds from FHLB stock	4,410	2,250
Purchase of derivative instruments	(223)	(942)
Sale of derivative instruments	—	157
Net cash provided by (used in) investing activities	602,662	(208,095)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Deferred financing costs paid	(2,384)	(8,177)
Proceeds from borrowings under debt obligations	744,339	1,553,068
Repayment and repurchase of borrowings under debt obligations	(1,159,993)	(1,544,204)
Cash dividends paid to Class A common shareholders	(87,732)	(78,454)
Capital contributed by noncontrolling interests in consolidated ventures	—	186
Capital distributed to noncontrolling interests in consolidated ventures	(526)	(13,395)
Reissuance of treasury stock	—	(1)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(7,862)	(11,356)
Purchase of treasury stock	(2,481)	(6,158)
Issuance of common stock	—	3
Net cash provided by (used in) financing activities	(516,639)	(108,488)
Net increase (decrease) in cash, cash equivalents and restricted cash	208,228	(264,367)
Cash, cash equivalents and restricted cash at beginning of period	659,602	621,546
Cash, cash equivalents and restricted cash at end of period	$867,830	$357,179

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	—	17
Securities and derivatives sold, not settled	—	10
Repurchase of treasury shares, not settled	—	1,121
Repayments in transit of securities (other assets)	—	2
Repayment in transit of mortgage loans receivable held for investment (other assets)	47,070	21,319
Settlement of mortgage loan receivable held for investment by real estate, net	(30,497)	—
Real estate acquired in settlement of mortgage loan receivable held for investment, net	30,400	—
Net settlement of sale of real estate, subject to debt - real estate	(31,292)	—
Net settlement of sale of real estate, subject to debt - debt obligations	31,292	—
Real estate acquired in former unconsolidated venture agreement	—	15,436
Transfer of real estate, net into real estate held for sale	—	(62,814)
Dividends declared, not paid	31,788	31,432

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$798,391	$328,440
Restricted cash	59,523	28,739
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	9,916	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$867,830	$357,179

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2023, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Provision for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In accordance with ASC 326 reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. The Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write off of aged accounts receivable. The Company has made a policy election to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans.

For collateral dependent loans, the Company measures expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated costs to sell the collateral.

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

Recent Accounting Pronouncements Pending Adoption

Management is evaluating any new accounting standards that have been issued or proposed by FASB and that do not require adoption until a future date. These new standards are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

September 30, 2023 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,343,499	$3,334,385		9.75%	0.8
Mezzanine loans	37,346	37,300		11.53%	1.1
Total mortgage loans receivable	3,380,845	3,371,685		9.77%	0.8
Allowance for credit losses	N/A	(39,575)
Total mortgage loan receivables held for investment, net, at amortized cost	3,380,845	3,332,110
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,272	(4)	4.57%	8.4
Total	$3,412,195	$3,358,382	(5)	9.73%	0.8

(1)Includes the impact from interest rate floors. Term SOFR rates in effect as of September 30, 2023 are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $58.4 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 2.0 years.
(4)As a result of rising prevailing rates, the Company recorded a lower of cost or market adjustment as of September 30, 2023. The adjustment was calculated using a 5.94% discount rate.
(5)Net of $9.2 million of deferred origination fees and other items as of September 30, 2023.

As of September 30, 2023, $3.0 billion, or 87.7%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $3.0 billion, 100.0% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of September 30, 2023, $31.4 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

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
(4)As a result of rising prevailing rates, the Company recorded a lower of cost or market adjustment as of December 31, 2022. The adjustment was calculated using a 5.16% discount rate.
(5)Net of $21.5 million of deferred origination fees and other items as of December 31, 2022.

As of December 31, 2022, $3.4 billion, or 87.2%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates with $2.3 billion linked to LIBOR and $1.1 billion linked to Term SOFR. Of this $3.4 billion, 99% of these variable rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2022, $31.4 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

For the nine months ended September 30, 2023 and 2022, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391
Origination of mortgage loan receivables (1)	61,412	—	—
Repayment of mortgage loan receivables (2)	(559,947)	—	—
Non-cash disposition of loans via foreclosure (3)	(30,497)	—	—
Net result from mortgage loan receivables held for sale (4)	—	—	(1,119)
Accretion/amortization of discount, premium and other fees	14,971	—	—
Release (addition) of provision for current expected credit loss, net (5)	—	(18,820)	—
Balance, September 30, 2023	$3,371,685	$(39,575)	$26,272

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes $28.2 million of repayments in transit.
(3)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.
(4)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(5)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2021	$3,553,737	$(31,752)	$—
Origination of mortgage loan receivables (1)	1,183,423	—	61,318
Repayment of mortgage loan receivables	(720,597)	—	(68)
Proceeds from sales of mortgage loan receivables	—	—	(29,053)
Net result from mortgage loan receivables held for sale (2)	2,197	—	(4,380)
Accretion/amortization of discount, premium and other fees	14,932	—	—
Charge offs	(14,395)	14,395	—
Release (addition) of provision for current expected credit loss, net (3)	—	(1,117)	—
Balance, September 30, 2022	$4,019,297	$(18,474)	$27,817

(1)Includes funding of commitments on existing mortgage loans.
(2)Represents unrealized lower of cost or market adjustment on loans held for sale.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for Credit Losses	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$32,248	$16,960	$20,755	$31,752
Provision for (release of) current expected credit loss, net (1)	7,327	1,514	18,820	4,222
Charge-offs	—	—	—	(14,395)
Recoveries (2)	—	—	—	(3,105)
Allowance for credit losses at end of period	$39,575	$18,474	$39,575	$18,474

(1)There were no asset-specific reserves recorded for the nine months ended September 30, 2023 or 2022.
(2)Recoveries are recognized within the consolidated statements of income through “Provision for (release of) loan loss reserves.”

Non-Accrual Status (1)	September 30, 2023(2)(3)	December 31, 2022(2)(4)
Amortized cost basis of loans on non-accrual status, net of asset-specific reserve	$58,436	$53,809

(1)As of September 30, 2023 and December 31, 2022, the loans on non-accrual status were greater than 90 days past due and are considered collateral dependent.
(2)Includes two retail loans with an amortized cost basis of $25.8 million and asset-specific reserves of $2.7 million.
(3)Includes one mixed-use loan with an amortized cost basis of $35.3 million, for which the Company determined no asset-specific reserve was necessary.
(4)Includes one mixed-use loan with an amortized cost basis of $30.5 million.

During the nine months ended September 30, 2023, the Company modified two first mortgage loans with a combined amortized cost basis of $106.6 million as of September 30, 2023, or 3.2% of the Company’s mortgage loan receivable portfolio. Together, these modifications resulted in a weighted average extension of 2.3 years, in exchange for terms that included $6.0 million of payments that reduced our amortized cost basis and $6.5 million of reserve replenishments. No principal or interest was forgiven, and Ladder also received a 15% non-controlling common equity interest in one of the properties. The payment structure of both loans was modified to defer a portion of the contractual interest until maturity and the Company is accruing only the current pay component. As of September 30, 2023, both loans are current. Subsequent to the modifications, for the three and nine months ended September 30, 2023, the Company accrued $0.7 million and $1.8 million of interest income related to these two loans, respectively.

Current Expected Credit Loss (“CECL”)

As of September 30, 2023, the Company has a $40.6 million allowance for current expected credit losses, of which $39.6 million pertains to mortgage loan receivables and $1.0 million relates to unfunded commitments. This allowance includes $2.7 million of asset-specific reserves relating to two retail loans. As of September 30, 2023, the Company concluded that none of its other loans required an asset-specific reserve.

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

The total change in provision for loan loss reserves for the three and nine months ended September 30, 2023 was an increase of the provision of $7.5 million and $19.1 million, respectively. The net increase for the three and nine months ended September 30, 2023 represents an increase in the general reserve of loans held for investment of $7.3 million and $18.8 million, respectively, and an increase related to unfunded loan commitments of $146 thousand and $270 thousand, respectively. The increase in provision associated with the general reserve during the three and nine months ended September 30, 2023 is primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate.

The total change in provision for loan loss reserves for the three and nine months ended September 30, 2022 was an increase of the provision of $1.5 million and $1.4 million, respectively. The net increase for the three months ended September 30, 2022 represents an increase in the general reserve of loans held for investment of $1.5 million and a decrease related to unfunded loan commitments of $13 thousand. The net increase for the nine months ended September 30, 2022 represents an increase in the general reserve of loans held for investment of $4.2 million and an increase related to unfunded loan commitments $0.3 million partially offset by a $3.1 million recovery of provision. The increase in the general reserve during the three and nine months ended September 30, 2022 was primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time and adverse changes in macroeconomic conditions.

Loan Portfolio by Geographic Region, Collateral Type and Vintage (amortized cost $ in thousands)

	September 30,	December 31,
Geographic Region	2023	2022
Northeast	$1,015,365	$1,191,337
South	1,062,180	1,080,132
Southwest	482,865	675,069
Midwest	451,933	496,640
West	333,515	416,556
Subtotal mortgage loans receivable	3,345,858	3,859,734
Individually impaired loans	25,827	26,012
Total mortgage loans receivable	$3,371,685	$3,885,746

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed and updated by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of September 30, 2023 and December 31, 2022, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of September 30, 2023
Collateral Type	2023	2022	2021	2020	2019 and Earlier	Total (1)
Multifamily	$14,420	$548,555	$664,065	$—	$—	$1,227,040
Office	—	79,054	612,104	—	216,424	907,582
Mixed Use	—	200,949	322,957	—	41,392	565,298
Industrial	4,308	38,254	97,441	—	114,752	254,755
Retail	—	12,923	85,760	—	21,802	120,485
Manufactured Housing	—	32,625	82,854	—	—	115,479
Hospitality	—	—	18,574	—	92,226	110,800
Other	—	32,423	11,996	—	—	44,419
Subtotal mortgage loans receivable	18,728	944,783	1,895,751	—	486,596	3,345,858
Individually Impaired loans	—	—	—	—	25,827	25,827
Total mortgage loans receivable (2)	$18,728	$944,783	$1,895,751	$—	$512,423	$3,371,685

	Amortized Cost Basis by Origination Year as of December 31, 2022
Collateral Type	2022	2021	2020	2019	2018 and Earlier	Total
Multifamily	$702,125	$722,862	$—	$—	$—	$1,424,987
Office	78,754	676,431	29,650	58,684	136,512	980,031
Mixed Use	201,777	351,291	26,500	120,300	—	699,868
Industrial	37,616	96,486	—	115,545	—	249,647
Retail	60,089	107,305	—	12,953	9,126	189,473
Hospitality	—	45,416	—	13,843	78,364	137,623
Manufactured Housing	32,515	82,618	—	2,921	—	118,054
Other	32,353	19,898	—	7,800	—	60,051
Subtotal mortgage loans receivable	1,145,229	2,102,307	56,150	332,046	224,002	3,859,734
Individually Impaired loans	—	—	—	—	26,012	26,012
Total mortgage loans receivable (3)	$1,145,229	$2,102,307	$56,150	$332,046	$250,014	$3,885,746

(1)For the three and nine months ended September 30, 2023, there were no write offs.
(2)Not included above is $21.3 million of accrued interest receivable on all loans at September 30, 2023.
(3)Not included above is $23.2 million of accrued interest receivable on all loans at December 31, 2022.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination. We continue to actively monitor the impacts of current market conditions on our securities portfolio.

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of September 30, 2023, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2023 and December 31, 2022 ($ in thousands):

September 30, 2023

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$484,501		$483,880	$136	$(15,165)	$468,851	(2)	67	AAA	6.64%	6.79%	2.08
CMBS interest-only(3)	888,870	(3)	7,487	145	(114)	7,518	(4)	9	AAA	0.43%	6.44%	1.13
GNMA interest-only(5)	43,946	(3)	230	28	(54)	204		14	AAA	0.31%	5.59%	3.05
Agency securities	25		25	—	(1)	24		1	AAA	4.00%	2.70%	1.18
Total debt securities	$1,417,342		$491,622	$309	$(15,334)	$476,597	(6)	91		2.55%	6.78%	2.06
Equity securities	N/A		160	—	(39)	121		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,417,342		$491,782	$309	$(15,393)	$476,698		92

December 31, 2022

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$562,839		$562,246	$—	$(20,913)	$541,333	(2)	71	AAA	5.22%	5.32%	1.06
CMBS interest-only(3)	1,026,195	(3)	10,498	121	(176)	10,443	(4)	10	AAA	0.41%	3.65%	1.45
GNMA interest-only(5)	45,369	(3)	285	17	(21)	281		14	AAA	0.31%	4.23%	3.30
Agency securities	36		36	—	(1)	35		1	AAA	4.00%	2.70%	1.54
U.S. Treasury securities	36,000		35,374	6	(52)	35,328		10	AAA	N/A	4.17%	0.60
Total debt securities	$1,670,439		$608,439	$144	$(21,163)	$587,420	(6)	106		2.06%	5.29%	1.07
Equity securities	N/A		160	—	(41)	119		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total real estate securities	$1,670,439		$608,599	$144	$(21,224)	$587,519		107

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
(2)As of September 30, 2023 and December 31, 2022, includes $9.0 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(3)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(4)As of September 30, 2023 and December 31, 2022, includes $0.3 million and $0.4 million, respectively of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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
(6)The Company’s investments in debt securities represent an ownership interest in unconsolidated VIEs. The Company’s maximum exposure to loss from these unconsolidated VIEs is the amortized cost basis of the securities which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.
(7)Based on the Company’s analysis, including review of interest rate changes and current levels of subordination, among other factors, the unrealized loss positions are determined to be due to market factors other than credit.

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at September 30, 2023 and December 31, 2022 ($ in thousands):

September 30, 2023

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$109,188	$346,226	$13,437	$—	$468,851
CMBS interest-only	2,736	4,782	—	—	7,518
GNMA interest-only	13	100	91	—	204
Agency securities	—	24	—	—	24
Total securities (1)	$111,937	$351,132	$13,528	$—	$476,597

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2022

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$346,272	$195,061	$—	$—	$541,333
CMBS interest-only	937	9,506	—	—	10,443
GNMA interest-only	40	111	130	—	281
Agency securities	—	35	—	—	35
U.S. Treasury securities	32,451	2,877	—	—	35,328
Total securities (1)	$379,700	$207,590	$130	$—	$587,420

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three and nine months ended September 30, 2023, the Company did not sell any equity securities. During the three and nine months ended September 30, 2022, the Company sold $0.7 million and $1.2 million of equity securities, respectively.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Land	$167,158	$158,802
Building	605,499	625,655
In-place leases and other intangibles	115,708	114,687
Undepreciated real estate and related lease intangibles	888,365	899,144
Less: Accumulated depreciation and amortization	(213,031)	(199,008)
Real estate and related lease intangibles, net(1)	$675,334	$700,136

Below market lease intangibles, net (other liabilities)(2)	$(29,390)	$(30,892)

(1)There was unencumbered real estate of $104.8 million and $140.3 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Below market lease intangibles is net of $15.2 million and $13.6 million of accumulated amortization as of September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, the Company held foreclosed properties included in real estate and related lease intangibles, net with carrying values of $94.4 million and $103.1 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense(1)	$5,803	$6,310	$18,146	$19,396
Amortization expense	1,341	1,554	3,998	5,368
Total real estate depreciation and amortization expense	$7,144	$7,864	$22,144	$24,764

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million and $0.3 million of depreciation on corporate fixed assets for the three and nine months ended September 30, 2023, respectively, and $8 thousand for the nine months ended September 30, 2022.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	September 30, 2023	December 31, 2022
Gross intangible assets(1)	$115,708	$114,687
Accumulated amortization	53,938	49,725
Net intangible assets	$61,770	$64,962

(1)Includes $2.8 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(73)	$(76)	$(216)	$(229)
Increase in operating lease income for amortization of below market lease intangibles acquired	526	513	1,576	1,547
Total	$453	$437	$1,360	$1,318

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of September 30, 2023 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2023 (last three months)	$448	$1,430
2024	1,788	5,718
2025	1,773	5,509
2026	1,736	4,519
2027	1,699	4,332
Thereafter	19,152	37,471
Total	$26,596	$58,979

Rent Receivables

There were $0.9 million and $1.3 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2023 ($ in thousands):

Period Ending December 31,	Amount
2023 (last three months)	$15,516
2024	57,029
2025	52,063
2026	50,712
2027	49,252
Thereafter	206,027
Total	$430,599

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company, which were reimbursable by our tenants pursuant to the terms of the lease agreements, were $1.4 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $3.9 million for the three and nine months ended September 30, 2022, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2023 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
September 2023	(2)	Mixed use	New York, NY	$30,400	100.0%
Total real estate acquisitions				$30,400

(1)Properties were consolidated as of acquisition date.
(2)In September 2023, the Company acquired a mixed use portfolio consisting of four properties in New York, NY via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The Company obtained a third-party appraisal of the property. The $30.4 million fair value was determined by using the sales comparison and income approaches. The appraiser utilized a terminal capitalization rate of 5.5%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs.

The Company acquired the following properties during the nine months ended September 30, 2022 ($ in thousands):

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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the nine months ended September 30, 2023 and September 30, 2022, all acquisitions were determined to be asset acquisitions.

Sales

The Company sold the following properties during the nine months ended September 30, 2023 ($ in thousands):

Sales Date	Type	Primary Location(s)		Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
August 2023	Hotel	San Diego, CA	(1)	$43,335	$34,526	$8,808	1
Totals				$43,335	$34,526	$8,808

(1)Included within sales proceeds is $31.3 million of mortgage financing that was assumed by the buyer.

The Company sold the following properties during the nine months ended September 30, 2022 ($ in thousands):

Sales Date	Type	Primary Location(s)		Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2022	Office	Ewing, NJ		$38,694	$24,175	$14,519	1
March 2022	Warehouse	Conyers, GA		40,752	26,116	14,636	1
June 2022	Apartments	Stillwater, OK		23,314	18,032	5,283	1
June 2022	Apartments	Miami, FL		60,856	37,585	23,270	1
September 2022	Retail	Wichita, KS		9,503	5,110	4,393	1
Totals			(1)	$173,119	$111,018	$62,101

(1)Excludes $3.7 million of prepayment costs upon repayment of the mortgage financing in connection with the sales that is recorded within interest expense on the consolidated statement of income, such amount was correspondingly paid by the buyer and received by the Company as part of the sale and recorded in fee and other income on the consolidated statement of income.

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2023 and December 31, 2022 are as follows ($ in thousands):

September 30, 2023

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at September 30, 2023(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility	$500,000	$256,170		$243,830	7.07%	—	7.47%	9/27/2025	(2)	(3)	$351,242	$351,242
Committed Loan Repurchase Facility	300,000	141,681		158,319	7.18%	—	8.33%	12/19/2023	(4)	(5)	222,705	219,355
Committed Loan Repurchase Facility	142,000	139,162		2,838	7.03%	—	7.57%	4/30/2024	(6)	(3)	65,027	65,027
Committed Loan Repurchase Facility	100,000	77,959		22,041	6.73%	—	7.23%	1/2/2024	(7)	(3)	103,831	103,831
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2024	(8)	(5)	—	—
Total Committed Loan Repurchase Facilities	1,142,000	614,972		527,028							742,805	739,455
Committed Securities Repurchase Facility	100,000	—		100,000	—%	—	—%	5/27/2024	N/A	(9)	—	—
Uncommitted Securities Repurchase Facility	N/A (10)	1,646		N/A (10)	6.54%	—	7.49%	10/19/2023	N/A	(9)	8,902	8,902	(11)
Total Repurchase Facilities	1,242,000	616,618		627,028							751,707	748,357
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	7/27/2024	(12)	N/A (13)	N/A (13)	N/A (13)
Mortgage Loan Financing	437,448	437,739		—	4.39%	—	9.03%	2024-2031 (14)	N/A	(15)	478,428	624,663	(16)
CLO Debt	1,063,249	1,060,417	(17)	—	6.65%	—	9.10%	2024-2026 (18)	N/A	(3)	1,272,832	1,272,832
Borrowings from the FHLB	115,000	115,000		—	5.69%	—	5.81%	2023-2024	N/A	(19)	141,853	141,853	(20)
Senior Unsecured Notes	1,576,614	1,564,071	(21)	—	4.25%	—	5.25%	2025-2029	N/A	N/A (22)	N/A (22)	N/A (22)
Total Debt Obligations, Net	$4,758,161	$3,793,845		$950,878							$2,644,820	$2,787,705

(1)Interest rates on floating rate debt reflect the applicable index in effect as of September 30, 2023.
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
(9)Commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(10)Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.
(11)Includes $1.9 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(12)Three additional 12-month periods at Company’s option.
(13)The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.
(14)Anticipated repayment dates.
(15)Certain of our real estate investments serve as collateral for our mortgage loan financing.
(16)Using undepreciated carrying value of commercial real estate to approximate fair value.
(17)Presented net of unamortized debt issuance costs of $2.8 million at September 30, 2023.
(18)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.
(19)Investment grade commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(20)Includes $2.3 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(21)Presented net of unamortized debt issuance costs of $12.5 million at September 30, 2023.
(22)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

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

Committed Loan and Securities Repurchase Facilities

The Company has entered into five committed master repurchase agreements, as outlined in the September 30, 2023 table above, totaling $1.1 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, the Company had total debt obligations of $616.6 million outstanding pursuant to repurchase agreements with four counterparties. As of September 30, 2023 no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $153.8 million, or 10% of our total equity. As of September 30, 2023, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 18%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

On October 3, 2023, the Company executed an amendment to one of its loan repurchase agreements to, among other things, increase the maximum funding capacity from $100.0 million to $200.0 million and extend the maximum term of the facility including extension options to October 3, 2027.

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the final maturity date to July 27, 2027, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of September 30, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million. During the three months ended September 30, 2023, the Company exercised one of the four remaining one-year extension options, which extended the maturity date of the Revolving Credit Facility to July 27, 2024.

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

Debt Issuance Costs

As of September 30, 2023 and December 31, 2022, the amounts of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $4.0 million and $5.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 9.03%, and, as of September 30, 2023, have anticipated maturity dates between 2024 - 2031, with an average term of 3.12 years. These mortgage loans have carrying amounts of $437.7 million and $498.0 million, net of unamortized premiums of $2.0 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.5 million and $0.4 million of premium amortization, which decreased interest expense for the nine months ended September 30, 2023 and 2022, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $478.4 million and $559.9 million as of September 30, 2023 and December 31, 2022, respectively. During each of the nine months ended September 30, 2023 and September 30, 2022, the Company did not execute any new term debt agreements to finance properties in its real estate portfolio.

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

As of September 30, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $2.8 million.

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

As of September 30, 2023, Tuebor had $115.0 million of borrowings outstanding, with terms of 0.59 years to 1.00 year (with a weighted average of 0.82 years), and interest rates of 5.69% to 5.81% (with a weighted average of 5.74%). As of September 30, 2023, collateral for the borrowings was comprised of $141.9 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%).

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $838.1 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2023. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of September 30, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $636.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

During the three months ended September 30, 2023, the Company repurchased $0.5 million of the 2027 Notes and recognized a net gain of $0.1 million on extinguishment of debt, and repurchased $4.8 million of the 2029 Notes and recognized a net gain of $0.9 million on extinguishment of debt.

During the nine months ended September 30, 2023, the Company repurchased $16.2 million of the 2025 Notes and recognized a net gain of $1.3 million on extinguishment of debt, repurchased $38.9 million of the 2027 Notes and recognized a net gain of $6.8 million on extinguishment of debt, and repurchased $12.1 million of the 2029 Notes and recognized a net gain of $2.5 million on extinguishment of debt.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of September 30, 2023 and 2022.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2023 (last three months)	$1,710
2024	417,827
2025	631,948
2026	89,161
2027	898,242
Thereafter	706,791
Subtotal	2,745,679
Debt issuance costs included in senior unsecured notes	(12,543)
Debt issuance costs included in mortgage loan financings	(1,677)
Premiums included in mortgage loan financings(2)	1,968
Total (3)	$2,733,427

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
(3)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $2.8 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

Financial Covenants

The Company’s debt facilities are subject to covenants that require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2023.

The Company was in compliance with all covenants as of September 30, 2023.

LIBOR Transition

We have implemented fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of September 30, 2023, all of our floating rate debt obligations bear interest indexed to Term SOFR.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2023 and December 31, 2022 ($ in thousands):

September 30, 2023

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$1,520	$—	0.88
Futures
5-year Treasury-Note Futures	20,500		32	—	0.25
10-year Treasury-Note Futures	51,400		81	—	0.25
Total futures	71,900		113	—
Options
Options	N/A	(2)	184	—	0.24
Total derivatives	$161,900		$1,817	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.
(2)The Company held 556 options contracts as of September 30, 2023.

December 31, 2022

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$1,804	$—	1.68
Futures
5-year Treasury-Note Futures	44,200		51	—	0.25
10-year Treasury-Note Futures	61,400		71	—	0.25
Total futures	105,600		122	—
Options
Options	N/A	(2)	112	—	0.20
Total derivatives	$195,600		$2,038	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.
(2)The Company held 91 options contracts as of December 31, 2022.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(294)	$378	$84	$(284)	$962	$678
Futures	99	4,579	4,678	(8)	6,162	6,154
Options	11	—	11	117	(269)	(152)
Total	$(184)	$4,957	$4,773	$(175)	$6,855	$6,680

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$747	$—	$747	$736	$648	$1,384
Futures	539	5,120	5,659	(83)	10,919	10,836
Options	161	—	161	161	—	161
Total	$1,447	$5,120	$6,567	$814	$11,567	$12,381

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $1.7 million and $2.5 million of cash margin as collateral for derivatives as of September 30, 2023 and December 31, 2022, respectively, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2023 and December 31, 2022. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of September 30, 2023 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$1,817	$—	$1,817	$—	$(1,711)	$106
Total	$1,817	$—	$1,817	$—	$(1,711)	$106

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial liabilities and derivative liabilities as of September 30, 2023 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$616,618	$—	$616,618	$616,618	$—	$616,618
Total	$616,618	$—	$616,618	$616,618	$—	$616,618

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$2,038	$—	$2,038	$—	$(2,505)	$(467)
Total	$2,038	$—	$2,038	$—	$(2,505)	$(467)

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$847,863	$—	$847,863	$847,863	$19,128	$828,735
Total	$847,863	$—	$847,863	$847,863	$19,128	$828,735

(1)Included in restricted cash on consolidated balance sheets.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2023 and December 31, 2022 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Restricted cash	$36,844	$4,902
Mortgage loan receivables held for investment, net, at amortized cost	1,272,832	1,308,654
Accrued interest receivable	8,743	8,313
Other assets	23,089	17,505
Total assets	$1,341,508	$1,339,374
Debt obligations, net	$1,060,417	$1,058,462
Accrued expenses	3,385	3,029
Other liabilities	—	65
Total liabilities	1,063,802	1,061,556
Net equity in VIEs (eliminated in consolidation)	277,706	277,818
Total equity	277,706	277,818
Total liabilities and equity	$1,341,508	$1,339,374

Refer to Note 6, Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY STRUCTURE AND ACCOUNTS

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2023, the Company has a remaining amount available for repurchase of $44.3 million, which represents 3.4% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.26 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1, 2023 - March 31, 2023	250,000	(2,285)
September 1 - September 30, 2023	19,000	(196)
Authorizations remaining as of September 30, 2023		$44,256

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Additional authorizations(2)		10,534
Repurchases paid	721,299	(7,279)
Authorizations remaining as of September 30, 2022		$47,377

(1)Amount excludes commissions paid associated with share repurchases.
(2)On July 27, 2022 the Board authorized repurchases up to $50.0 million in aggregate.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2023 and 2022:

Declaration Date	Dividend per Share
March 15, 2023	$0.23
June 15, 2023	0.23
September 15, 2023	0.23
Total	$0.69

March 15, 2022	$0.20
June 15, 2022	0.22
September 15, 2022	0.23
Total	$0.65

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2023 and 2022 ($ in thousands):

Accumulated Other Comprehensive Income (Loss)
December 31, 2022	$(21,009)
Other comprehensive income (loss)	6,130
September 30, 2023	$(14,879)

Accumulated Other Comprehensive Income (Loss)
December 31, 2021	$(4,112)
Other comprehensive income (loss)	(14,699)
September 30, 2022	$(18,811)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of September 30, 2023, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $79.0 million, and a single-tenant office building in Oakland County, MI with a book value of $8.7 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the three months ended September 30, 2023 and September 30, 2022, there were no sales of assets with noncontrolling interests. During the nine months ended September 30, 2022, the Company sold its apartment complex in Stillwater, OK, and its apartment complex in Miami, FL. Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further details.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2023 and 2022 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share amounts)	2023	2022	2023	2022
Basic and Diluted Net income (loss) available for Class A common shareholders	$31,319	$28,583	$81,889	$82,663
Weighted average shares outstanding:
Basic	124,730,343	124,278,732	124,652,426	124,393,861
Diluted	124,968,545	125,172,180	124,817,335	125,813,280

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2023 and 2022 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share amounts) (1)	2023	2022	2023	2022
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$31,319	$28,583	$81,889	$82,663
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,730,343	124,278,732	124,652,426	124,393,861
Basic net income (loss) per share of Class A common stock	$0.25	$0.23	$0.66	$0.66

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$31,319	$28,583	$81,889	$82,663
Diluted net income (loss) attributable to Class A common shareholders	31,319	28,583	81,889	82,663
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,730,343	124,278,732	124,652,426	124,393,861
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	238,202	893,448	164,909	1,419,419
Diluted weighted average number of shares of Class A common stock outstanding (2)	124,968,545	125,172,180	124,817,335	125,813,280
Diluted net income (loss) per share of Class A common stock	$0.25	$0.23	$0.66	$0.66

(1)The Company applies the treasury stock method.
(2)There were 299,641 and 440,573 anti-dilutive shares for the three and nine months ended September 30, 2023.

13. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$3,205	$3,738	$15,375	$27,787
Total Stock-Based Compensation Expense	$3,205	$3,738	$15,375	$27,787

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	$—	7,179	$9.75	1,417,561	$11.58	2,884,303	$11.87

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at September 30, 2023 and changes during 2023 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2022	2,529,571	$12.62	623,788
Granted	1,417,561	11.58	—
Vested	(1,699,744)	12.14	—
Forfeited	(49,425)	10.43	—
Nonvested/Outstanding at September 30, 2023	2,197,963	$12.37	623,788

Exercisable at September 30, 2023 (1)			623,788

(1)The weighted average exercise price of outstanding options is $14.84 at September 30, 2023.

At September 30, 2023, there was $12.7 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 29.0 months, with a weighted average remaining vesting period of 21.7 months.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2023 and December 31, 2022 are as follows ($ in thousands):

September 30, 2023

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$484,501		$483,880	$468,851	Internal model, third-party inputs	6.79%	2.08
CMBS interest-only(1)	888,870	(2)	7,487	7,518	Internal model, third-party inputs	6.44%	1.13
GNMA interest-only(3)	43,946	(2)	230	204	Internal model, third-party inputs	5.59%	3.05
Agency securities(1)	25		25	24	Internal model, third-party inputs	2.70%	1.18
Equity securities(3)	N/A		160	121	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	3,380,845		3,371,773	3,365,688	Discounted Cash Flow(5)	9.77%	0.79
Mortgage loan receivables held for sale	31,350		26,272	26,272	Internal model, third-party inputs(6)	4.57%	8.44
FHLB stock(7)	5,175		5,175	5,175	(7)	7.50%	N/A
Nonhedge derivatives(1)(10)	161,900		1,817	1,817	Counterparty quotations	N/A	1.10

Liabilities:
Repurchase agreements - short-term	360,447		360,447	360,447	Cost plus Accrued Interest (8)	6.61%	0.14
Repurchase agreements - long-term	256,170		256,170	256,170	Discounted Cash Flow(9)	6.20%	1.99
Mortgage loan financing	437,448		437,739	417,967	Discounted Cash Flow	5.87%	2.90
CLO debt	1,063,249		1,060,417	1,060,417	Discounted Cash Flow(9)	7.55%	2.14
Borrowings from the FHLB	115,000		115,000	115,000	Discounted Cash Flow	2.88%	0.82
Senior unsecured notes	1,576,614		1,564,071	1,367,484	Internal model, third-party inputs	4.66%	4.02

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $39.6 million at September 30, 2023.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2023 and December 31, 2022 ($ in thousands):

September 30, 2023

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$475,186		$—	$—	$459,877	$459,877
CMBS interest-only(1)	880,509	(2)	—	—	7,182	7,182
GNMA interest-only(3)	43,946	(2)	—	—	204	204
Agency securities(1)	25		—	—	24	24
Equity securities	N/A		121	—	—	121
Nonhedge derivatives(4)	161,900		—	1,817	—	1,817
			$121	$1,817	$467,287	$469,225

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,380,845		$—	$—	$3,365,688	$3,365,688
Mortgage loan receivable held for sale(6)	31,350		—	—	26,272	26,272
CMBS(7)	9,316		—	—	8,974	8,974
CMBS interest-only(7)	8,361		—	—	336	336
FHLB stock	5,175		—	—	5,175	5,175
			$—	$—	$3,406,445	$3,406,445
Liabilities:
Repurchase agreements - short-term	$360,447		$—	$—	$360,447	$360,447
Repurchase agreements - long-term	256,170		—	—	256,170	256,170
Mortgage loan financing	437,448		—	—	417,967	417,967
CLO debt	1,063,249		—	—	1,060,417	1,060,417
Borrowings from the FHLB	115,000		—	—	115,000	115,000
Senior unsecured notes	1,576,614		—	—	1,367,484	1,367,484
			$—	$—	$3,577,485	$3,577,485

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
(5)Balance does not include impact of allowance for current expected credit losses of $39.6 million at September 30, 2023.
(6)A lower of cost or market adjustment was recorded as of September 30, 2023.
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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,
Level 3	2023	2022
Balance at January 1,	$542,646	$692,864
Transfer from level 2	—	—
Purchases	73,591	55,716
Sales	(14,930)	(4,261)
Paydowns/maturities	(136,892)	(135,988)
Amortization of premium/discount	(2,796)	(3,503)
Unrealized gain/(loss)	5,949	(14,719)
Realized gain/(loss) on sale	(281)	(106)
Balance at September 30,	$467,287	$590,003

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2023

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$459,877		Discounted cash flow	Yield (4)	2.86%	6.76%	17.54%
CMBS interest-only(1)	7,182	(2)	Discounted cash flow	Yield (4)	2.73%	6.57%	21.81%
GNMA interest-only(3)	204	(2)	Discounted cash flow	Yield (4)	1.28%	9.46%	10.00%
Agency securities(1)	24		Discounted cash flow	Yield (4)	2.70%	2.70%	2.70%
Total	$467,287

December 31, 2022

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$532,304		Discounted cash flow	Yield (4)	2.89%	5.29%	17.47%
CMBS interest-only(1)	10,026	(2)	Discounted cash flow	Yield (4)	1.39%	3.72%	19.66%
GNMA interest-only(3)	281	(2)	Discounted cash flow	Yield (4)	1.28%	5.50%	10.00%
Agency securities(1)	35		Discounted cash flow	Yield (4)	2.70%	2.70%	2.70%
Total	$542,646

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $1.2 million and $2.0 million for the three and nine months ended September 30, 2023 and $4.2 million and $3.8 million for the three and nine months ended September 30, 2022.

As of September 30, 2023 and December 31, 2022, the Company’s net deferred tax assets (liabilities) were $(4.7) million and $(1.8) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $2.0 million and $(1.6) million for the three months ended September 30, 2023 and September 30, 2022, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $2.9 million and $0.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2023, the Company had a deferred tax asset of $2.8 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused by December 31, 2024. As the realization of these assets are not more likely than not to be realized before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of September 30, 2023, the Company had $1.5 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2023, the tax years 2019-2022 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an IRS audit for tax year 2020 and also under audit in New York City for tax years 2014-2020. The Company does not expect these audits to result in any material changes to the Company’s financial position or performance. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the nine months ended September 30, 2023. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

As of September 30, 2023, the Company did not have any unrecognized tax benefit. As of December 31, 2022, the Company’s unrecognized tax benefit was a liability of $2.4 million, and was included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on the Company’s effective income tax rate in future periods. As of September 30, 2023, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

17. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2023, the Company had a $(16.6) million lease liability and a $15.0 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating lease of office space. Right-of use lease assets initially equal the lease liability. The Company recognized $0.5 million and $1.6 million for the three and nine months ended September 30, 2023 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022 in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2023 are as follows ($ in thousands):

2023 (last three months)	$473
2024	2,171
2025	2,207
2026	2,219
2027	2,232
Thereafter	13,344
Total undiscounted cash flows	22,646
Present value discount (1)	(6,026)
Lease liabilities	$16,620

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral, which is estimated to be 6.62%, and the remaining lease term is 9.8 years.

Unfunded Loan Commitments

As of September 30, 2023, the Company’s off-balance sheet arrangements consisted of $257.5 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 58% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2022, the Company’s off-balance sheet arrangements consisted of $321.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of September 30, 2023, the Company had $9.9 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended September 30, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$82,814	$7,810	$1	$10,465	$101,090
Interest expense	(32,601)	(52)	(7,677)	(21,929)	(62,259)
Net interest income (expense)	50,213	7,758	(7,676)	(11,464)	38,831
(Provision for) release of loan loss reserves	(7,473)	—	—	—	(7,473)
Net interest income (expense) after provision for (release of) loan reserves	42,740	7,758	(7,676)	(11,464)	31,358

Real estate operating income	—	—	24,761	—	24,761
Net result from mortgage loan receivables held for sale	(629)	—	—	—	(629)
Realized gain (loss) on securities	—	23	—	—	23
Unrealized gain (loss) on securities	—	(42)	—	—	(42)
Realized gain on sale of real estate, net	—	—	8,808	—	8,808
Fee and other income	1,518	4	134	173	1,829
Net result from derivative transactions	4,449	241	83	—	4,773
Earnings (loss) from investment in unconsolidated ventures	—	—	479	—	479
Gain (loss) on extinguishment of debt	—	—	—	921	921
Total other income (loss)	5,338	226	34,265	1,094	40,923

Compensation and employee benefits	—	—	—	(14,285)	(14,285)
Operating expenses	—	—	—	(4,775)	(4,775)
Real estate operating expenses	—	—	(9,456)	—	(9,456)
Investment related expenses	(1,704)	(48)	(190)	(337)	(2,279)
Depreciation and amortization	—	—	(7,034)	(110)	(7,144)
Total costs and expenses	(1,704)	(48)	(16,680)	(19,507)	(37,939)

Income tax (expense) benefit	—	—	—	(3,147)	(3,147)
Segment profit (loss)	$46,374	$7,936	$9,909	$(33,024)	$31,195

Total assets as of September 30, 2023	$3,358,382	$476,698	$682,366	$985,696	$5,503,142

Three months ended September 30, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$70,851	$5,705	$2	$801	$77,359
Interest expense	(17,344)	(1,327)	(8,088)	(21,712)	(48,471)
Net interest income (expense)	53,507	4,378	(8,086)	(20,911)	28,888
(Provision for) release of loan loss reserves	(1,501)	—	—	—	(1,501)
Net interest income (expense) after provision for (release of) loan reserves	52,006	4,378	(8,086)	(20,911)	27,387

Real estate operating income	—	—	27,679	—	27,679
Net result from mortgage loan receivables held for sale	796	—	—	—	796
Realized gain (loss) on securities	—	9	—	—	9
Unrealized gain (loss) on securities	—	(66)	—	—	(66)
Realized gain on sale of real estate, net	—	—	4,393	—	4,393
Fee and other income	2,546	11	—	140	2,697
Net result from derivative transactions	4,837	982	748	—	6,567
Earnings (loss) from investment in unconsolidated ventures	—	—	407	—	407
Total other income (loss)	8,179	936	33,227	140	42,482

Compensation and employee benefits	—	—	—	(13,806)	(13,806)
Operating expenses	—	—	—	(5,143)	(5,143)
Real estate operating expenses	—	—	(10,069)	—	(10,069)
Investment related expenses	(917)	(102)	(138)	(532)	(1,689)
Depreciation and amortization	—	—	(7,864)	—	(7,864)
Total costs and expenses	(917)	(102)	(18,071)	(19,481)	(38,571)

Income tax (expense) benefit	—	—	—	(2,613)	(2,613)
Segment profit (loss)	$59,268	$5,212	$7,070	$(42,865)	$28,685

Total assets as of December 31, 2022	$3,892,382	$587,519	$706,355	$764,917	$5,951,173

Nine months ended September 30, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$261,822	$23,964	$5	$20,924	$306,715
Interest expense	(92,236)	(3,149)	(22,053)	(66,912)	(184,350)
Net interest income (expense)	169,586	20,815	(22,048)	(45,988)	122,365
(Provision for) release of loan loss reserves	(19,090)	—	—	—	(19,090)
Net interest income (expense) after provision for (release of) loan reserves	150,496	20,815	(22,048)	(45,988)	103,275

Real estate operating income	—	—	73,847	—	73,847
Net result from mortgage loan receivables held for sale	(1,119)	—	—	—	(1,119)
Realized gain (loss) on securities	—	(276)	—	—	(276)
Unrealized gain (loss) on securities	—	(20)	—	—	(20)
Realized gain on sale of real estate, net	—	—	8,808	—	8,808
Fee and other income	6,363	12	135	477	6,987
Net result from derivative transactions	5,390	612	678	—	6,680
Earnings (loss) from investment in unconsolidated ventures	—	—	913	—	913
Gain (loss) on extinguishment of debt	—	—	—	10,600	10,600
Total other income (loss)	10,634	328	84,381	11,077	106,420

Compensation and employee benefits	—	—	—	(50,612)	(50,612)
Operating expenses	—	—	—	(15,018)	(15,018)
Real estate operating expenses	—	—	(29,071)	—	(29,071)
Investment related expenses	(4,459)	(144)	(765)	(1,092)	(6,460)
Depreciation and amortization	—	—	(21,822)	(322)	(22,144)
Total costs and expenses	(4,459)	(144)	(51,658)	(67,044)	(123,305)

Income tax (expense) benefit	—	—	—	(4,913)	(4,913)
Segment profit (loss)	$156,671	$20,999	$10,675	$(106,868)	$81,477

Total assets as of September 30, 2023	$3,358,382	$476,698	$682,366	$985,696	$5,503,142

Nine months ended September 30, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$185,212	$12,650	$4	$966	$198,832
Interest expense	(44,330)	(2,429)	(27,642)	(63,811)	(138,212)
Net interest income (expense)	140,882	10,221	(27,638)	(62,845)	60,620
(Provision for) release of loan loss reserves	(1,373)	—	—	—	(1,373)
Net interest income (expense) after provision for (release of) loan reserves	139,509	10,221	(27,638)	(62,845)	59,247

Real estate operating income	—	—	82,678	—	82,678
Net result from mortgage loan receivables held for sale	(2,083)	—	—	—	(2,083)
Realized gain (loss) on securities	—	(75)	—	—	(75)
Unrealized gain (loss) on securities	—	(98)	—	—	(98)
Realized gain on sale of real estate, net	—	—	62,101	—	62,101
Fee and other income	8,147	45	3,704	342	12,238
Net result from derivative transactions	8,761	2,235	1,385	—	12,381
Earnings (loss) from investment in unconsolidated ventures	—	—	1,197	—	1,197
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	14,825	2,107	151,065	1,027	169,024

Compensation and employee benefits	—	—	—	(59,165)	(59,165)
Operating expenses	—	—	—	(15,303)	(15,303)
Real estate operating expenses	—	—	(28,928)	—	(28,928)
Investment related expenses	(1,715)	(200)	(437)	(2,811)	(5,163)
Depreciation and amortization	—	—	(24,756)	(8)	(24,764)
Total costs and expenses	(1,715)	(200)	(54,121)	(77,287)	(133,323)

Income tax (expense) benefit	—	—	—	(3,897)	(3,897)
Segment profit (loss)	$152,619	$12,128	$69,306	$(143,002)	$91,051

Total assets as of December 31, 2022	$3,892,382	$587,519	$706,355	$764,917	$5,951,173

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $7.0 million and $6.2 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in FHLB stock of $5.2 million as of September 30, 2023 and $9.6 million as of December 31, 2022, and the Company’s senior unsecured notes of $1.6 billion at September 30, 2023 and December 31, 2022.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.7 billion of commercial real estate loans from our inception in October 2008 through September 30, 2023. During this timeframe, we also acquired $13.1 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.0 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2023, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of September 30, 2023, we had $5.5 billion in total assets and $1.5 billion of total equity. Our assets primarily included $3.4 billion of loans, $675.3 million of real estate, $476.7 million of securities and $798.4 million of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market CLO debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2023, our management team and directors held interests in our Company comprising over 10% of our total equity. On average, our management team members have over 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder.

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

	September 30, 2023		December 31, 2022
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,334,385	60.6%	$3,819,860	64.1%
Other commercial real estate-related loans	37,300	0.7%	65,886	1.1%
Allowance for credit losses	(39,575)	(0.7)%	(20,755)	(0.3)%
Total balance sheet loans	3,332,110	60.6%	3,864,991	64.9%
Conduit first mortgage loans	26,272	0.5%	27,391	0.5%
Total loans	3,358,382	61.1%	3,892,382	65.4%
Real Estate
Real estate and related lease intangibles, net	675,334	12.3%	700,136	11.8%
Total real estate	675,334	12.3%	700,136	11.8%
Securities
CMBS investments	476,369	8.7%	551,776	9.3%
U.S. Treasury securities	—	—%	35,328	0.6%
U.S. Agency securities investments	228	—%	316	—%
Equity securities	121	—%	118	—%
Allowance for credit losses	(20)	—%	(20)	—%
Total securities	476,698	8.7%	587,518	9.9%
Other Investments
Investments in and advances to unconsolidated ventures	7,032	0.1%	6,219	0.1%
Total other investments	7,032	0.1%	6,219	0.1%
Total investments	4,517,446	82.2%	5,186,255	87.1%
Cash, cash equivalents and restricted cash	857,914	15.6%	659,602	11.1%
Other assets	127,782	2.2%	105,316	1.8%
Total assets	$5,503,142	100%	$5,951,173	100%

Loans

Balance Sheet First Mortgage Loans.  We originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are typically undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have Term SOFR-based floating rates and terms (including extension options) ranging from one to five years. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Balance sheet first mortgage loans in excess of $50.0 million also require the approval of our board of directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2023, we held a portfolio of 116 balance sheet first mortgage loans with an aggregate book value of $3.3 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.4% at September 30, 2023.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2023, we held a portfolio of 10 other commercial real estate-related loans with an aggregate book value of $37.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 77.3% at September 30, 2023.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $26.3 million at September 30, 2023.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of September 30, 2023, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 84.7% at September 30, 2023.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of September 30, 2023, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of September 30, 2023, we owned 156 single tenant net leased properties with an aggregate book value of $482.8 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2023, our net leased properties comprised a total of 3.8 million square feet, 100% leased with an average age since construction of 18.6 years and a weighted average remaining lease term of 8.8 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended September 30, 2023, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of September 30, 2023, we owned 51 diversified commercial real estate properties throughout the U.S with an aggregate book value of $192.5 million. During the three months ended September 30, 2023, we collected 100% of rent on these properties.

The following charts summarize the composition of our real estate investments as of September 30, 2023 ($ in millions):

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

As of September 30, 2023, the estimated fair value of our portfolio of CMBS investments totaled $476.4 million in 76 CUSIPs ($6.3 million average investment per CUSIP). Included in the $476.4 million of CMBS securities are $9.3 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.4% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of September 30, 2023:

AA / Aa
8%
A / A
8%
AAA / Aaa
83%
BBB / Baa / other
1%

In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2023, our CMBS investments had a weighted average duration of 2.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2023, by property count and market value, respectively, 63.5% and 64.5% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.5% and 19.6%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.6% by property count and 0.1% to 7.9% by market value.

Other Investments

Unconsolidated Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2023, Grace Lake LLC owned an office building campus with a carrying value of $48.0 million, which is net of accumulated depreciation of $49.7 million, that is financed by $38.0 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of September 30, 2023, the book value of our investment in Grace Lake LLC was $7.0 million.

United States Treasury Securities. From time to time, we invest in short-term U.S. Treasury securities that are classified as cash and cash equivalents on our consolidated balance sheet. As of September 30, 2023, we held $742.2 million of U.S. Treasury securities.

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

Unsecured Corporate Bonds

As of September 30, 2023, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $636.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $3.0 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of September 30, 2023.

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

As of September 30, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.8 million were included in CLO debt as of September 30, 2023. The CLOs are considered variable interest entities (“VIEs”) of which the Company is the primary beneficiary and, therefore, consolidated the VIEs - See Note 9, Consolidated Variable Interest Entities.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.1 billion of credit capacity. As of September 30, 2023, the Company had $615.0 million of borrowings outstanding, with an additional $527.0 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2023, the Company had no borrowings outstanding, with an additional $100.0 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2023, we did not execute any long term debt agreement to finance real estate. Our mortgage loan financings have primarily fixed rates ranging from 4.39% to 9.03%, mature between 2024 - 2031 and total $437.7 million as of September 30, 2023. These long-term non-recourse mortgages include net unamortized premiums of $2.0 million at September 30, 2023, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.5 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2023. The loans are collateralized by real estate and related lease intangibles, net, of $478.4 million as of September 30, 2023.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of July 2027. The interest rate on Eurodollar advances is the sum of one-month Term SOFR plus a fixed margin of 2.50%, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of September 30, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We became a member of the FHLB in 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. As of September 30, 2023, Tuebor had $115.0 million of borrowings outstanding from the FHLB, with terms of 0.59 years to 1.0 year, interest rates of 5.69% to 5.81%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of September 30, 2023, collateral for the borrowings was comprised of $141.9 million of CMBS and U.S. Agency securities.

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

We are in compliance with all covenants as described in this Quarterly Report as of September 30, 2023.

Results of Operations

A discussion regarding our results of operations for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 is presented below.

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	September 30, 2023	June 30, 2023	Difference
Net interest income
Interest income	$101,090	$101,829	$(739)
Interest expense	62,259	61,342	917
Net interest income (expense)	38,831	40,487	(1,656)
Provision for (release of) loan loss reserves, net	7,473	6,881	592
Net interest income (expense) after provision for (release of) loan losses	31,358	33,606	(2,248)
Other income (loss)
Real estate operating income	24,761	25,887	(1,126)
Net result from mortgage loan receivables held for sale	(629)	(296)	(333)
Realized gain (loss) on securities	23	8	15
Unrealized gain (loss) on securities	(42)	(95)	53
Realized gain (loss) on sale of real estate, net	8,808	—	8,808
Fee and other income	1,829	3,327	(1,498)
Net result from derivative transactions	4,773	4,149	624
Earnings from investment in unconsolidated ventures	479	217	262
Gain on extinguishment of debt	921	462	459
Total other income (loss)	40,923	33,659	7,264
Costs and expenses
Compensation and employee benefits	14,285	14,242	43
Operating expenses	4,775	4,987	(212)
Real estate operating expenses	9,456	9,766	(310)
Investment related expenses	2,279	2,661	(382)
Depreciation and amortization	7,144	7,471	(327)
Total costs and expenses	37,939	39,127	(1,188)
Income (loss) before taxes	34,342	28,138	6,204
Income tax expense (benefit)	3,147	46	3,101
Net income (loss)	$31,195	$28,092	$3,103

Investment Overview

Activity for the three months ended September 30, 2023 included originating and funding $17.2 million in principal value of commercial mortgage loans and $119.4 million of principal repayments, which contributed to a net decrease in our loan portfolio of $137.5 million. Activity for the three months ended September 30, 2023 included securities purchases of $58.6 million, sales of $3.6 million and $37.3 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $18.5 million. In addition, we purchased $1.4 billion of short-term U.S. Treasury securities during the three months ended September 30, 2023, of which $1.3 billion matured during the three months ended September 30, 2023.

Activity for the three months ended June 30, 2023 included originating and funding $11.6 million in principal value of commercial mortgage loans, which was partially offset by $309.3 million of principal repayments. Activity for the three months ended June 30, 2023 included securities purchases of $14.4 million sales of $0.6 million and $75.5 million of amortization and paydowns in the portfolio, which contributed to a net decrease in our securities portfolio of $61.8 million. In addition, we purchased $1.1 billion of short-term U.S. Treasury securities during the three months ended June 30, 2023, of which $948.0 million matured during the three months ended June 30, 2023.

Net Interest Income

The $0.7 million decrease in interest income was primarily attributable to a reduction in our outstanding loan balances as a result of net paydowns partially offset by an increase in prevailing interest rates. For the three months ended September 30, 2023, the amortized cost of loan investments averaged $3.5 billion and the amortized cost of securities investments averaged $468.5 million. For the three months ended June 30, 2023, the amortized cost of loan investments averaged $3.7 billion and the amortized cost of securities investments averaged $486.7 million. There was a $18.3 million decrease in average securities investments, and a $214.0 million decrease in average loan investments.

The $0.9 million increase in interest expense is primarily a result of rising prevailing interest rates, partially offset by a reduction in our security repurchase facilities as well as a reduction in expense as a result of redemptions of our Notes.

The decrease in net interest income before provision for loan losses of $1.7 million as explained above is primarily driven by a reduction in interest income as a result of net payoffs partially offset by a rise in prevailing interest rates.

As of September 30, 2023, the weighted average yield on our mortgage loan receivables was 9.7%, compared to 9.5% as of June 30, 2023. The weighted average yield increased as a result of increases in the prevailing interest rates. As of September 30, 2023 and June 30, 2023, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.8% as compared to 7.2% as of June 30, 2023. As of September 30, 2023, we had outstanding borrowings secured by our mortgage loan receivables equal to 49.9% of the carrying value of our mortgage loan receivables, compared to 49.3% as of June 30, 2023.

As of September 30, 2023, the weighted average yield on our securities was 6.8%, compared to 6.2% as of June 30, 2023. The weighted average yield increased as a result of increases in the prevailing interest rates. As of September 30, 2023, the weighted average interest rate on borrowings against our securities was 5.8%, compared to 5.4% as of June 30, 2023. The increase in the rate on borrowings against our securities from June 30, 2023 to September 30, 2023 was primarily due to higher prevailing market borrowing rates as of September 30, 2023 compared to June 30, 2023. As of September 30, 2023, we had outstanding borrowings secured by our securities equal to 24.5% of the carrying value of our securities, compared to 39.5% as of June 30, 2023.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2023, and June 30, 2023, the weighted average interest rate on mortgage borrowings against our real estate was 5.9% and 5.7%, respectively. As of September 30, 2023, we had outstanding borrowings secured by our real estate equal to 64.8% of the carrying value of our real estate, compared to 68.3% as of June 30, 2023.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended September 30, 2023 of $7.5 million was primarily due to adverse changes in macroeconomic conditions.

The provision for the three months ended June 30, 2023 of $6.9 million was primarily due to adverse changes in macroeconomic conditions. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

Real Estate Operating Income

The decrease of $1.1 million in real estate operating income was primarily attributable to the timing of the sale of a hotel property during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended September 30, 2023, we did not transfer any balance sheet first mortgage or conduit loans and recorded a lower of cost or market adjustment of $0.6 million. During the three months ended June 30, 2023, we did not transfer any balance sheet mortgage loans or conduit loans and recorded $0.3 million net in lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Sale of Real Estate, Net

There was an increase of $8.8 million in realized gain (loss) on the sale of real estate for the three months ended September 30, 2023. The increase was the result of a sale of a hotel property during the three months ended September 30, 2023 compared to no sale activity for the three months ended June 30, 2023.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $1.5 million decrease in fee and other income was primarily due to the timing of loan payoffs for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023.

Net Result from Derivative Transactions

Net gain from derivative transactions of $4.8 million is composed of a realized gain of $5.0 million and an unrealized loss of $0.2 million for the three months ended September 30, 2023, compared to a net gain from derivative transactions of $4.1 million which is composed of a realized gain of $3.7 million and an unrealized gain of $0.4 million for the three months ended June 30, 2023. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2023 was primarily related to movement in interest rates during the three months ended September 30, 2023. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in unconsolidated ventures totaled $0.5 million for the three months ended September 30, 2023 and $0.2 million for the three months ended June 30, 2023. Our maximum exposure to loss from these investments is limited to the carrying value of our investment.

Gain (Loss) on Extinguishment of Debt

During the three months ended September 30, 2023, there was $0.9 million of gain on extinguishment of debt as the Company retired: (1) $0.5 million of principal of the 2027 Notes for a repurchase price of $0.4 million, recognizing a $0.1 million net gain on extinguishment of debt after recognizing $(3) thousand of unamortized debt issuance costs associated with the retired debt and (2) $4.8 million of principal of the 2029 Notes for a repurchase price of $3.9 million, recognizing a $0.9 million net gain on extinguishment of debt after recognizing $(55) thousand of unamortized debt issuance costs associated with the retired debt.

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

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease during the three months ended September 30, 2023 compared to the three months ended June 30, 2023 of $(0.2) million was primarily related to a decrease in administrative expenses.

Real Estate Operating Expenses

The decrease during the three months ended September 30, 2023 compared to the three months ended June 30, 2023 of $(0.3) million in real estate operating expense is primarily the result of the timing of the sale of a hotel property during the three months ended September 30, 2023.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans, and other deal related expenses. The decrease during the three months ended September 30, 2023 compared to the three months ended June 30, 2023 of $(0.4) million was primarily attributable to a decrease in deal related expenses.

Depreciation and amortization

The $(0.3) million decrease during the three months ended September 30, 2023 compared to the three months ended June 30, 2023 in depreciation and amortization is primarily attributable to the timing of the sale of a hotel property during the three months ended September 30, 2023.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense during the three months ended September 30, 2023 compared to the three months ended June 30, 2023 is primarily a result of increases in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is presented below.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine Months Ended September 30,
	2023	2022	Difference
Net interest income
Interest income	$306,715	$198,832	$107,883
Interest expense	184,350	138,212	46,138
Net interest income (expense)	122,365	60,620	61,745
Provision for (release of) loan loss reserves, net	19,090	1,373	17,717
Net interest income (expense) after provision for (release of) loan losses	103,275	59,247	44,028
Other income (loss)
Real estate operating income	73,847	82,678	(8,831)
Net result from mortgage loan receivables held for sale	(1,119)	(2,083)	964
Realized gain (loss) on securities	(276)	(75)	(201)
Unrealized gain (loss) on securities	(20)	(98)	78
Realized gain (loss) on sale of real estate, net	8,808	62,101	(53,293)
Fee and other income	6,987	12,238	(5,251)
Net result from derivative transactions	6,680	12,381	(5,701)
Earnings from investment in unconsolidated ventures	913	1,197	(284)
Gain on extinguishment of debt	10,600	685	9,915
Total other income (loss)	106,420	169,024	(62,604)
Costs and expenses
Compensation and employee benefits	50,612	59,165	(8,553)
Operating expenses	15,018	15,303	(285)
Real estate operating expenses	29,071	28,928	143
Investment related expenses	6,460	5,163	1,297
Depreciation and amortization	22,144	24,764	(2,620)
Total costs and expenses	123,305	133,323	(10,018)
Income (loss) before taxes	86,390	94,948	(8,558)
Income tax expense (benefit)	4,913	3,897	1,016
Net income (loss)	$81,477	$91,051	$(9,574)

Investment Overview

Activity for the nine months ended September 30, 2023 included originating and funding $61.4 million in principal value of commercial mortgage loans and $559.9 million of principal repayments, which contributed to a net decrease in our loan portfolio of $0.5 billion. Activity for the nine months ended September 30, 2023 included securities purchases of $76.6 million, sales of $17.8 million and $173.0 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $110.8 million. In addition, we purchased $3.5 billion of short-term U.S. Treasury securities during the nine months ended September 30, 2023, of which $2.8 billion matured during the nine months ended September 30, 2023.

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

Net Interest Income

The $107.9 million increase in interest income was primarily attributable to increases in prevailing interest rate benchmarks on our floating rate balance sheet loan and securities portfolios partially offset by net payoffs. For the nine months ended September 30, 2023, the amortized cost of loan investments averaged $3.7 billion and the amortized cost of securities investments averaged $502.0 million. For the nine months ended September 30, 2022, the amortized cost of loan investments averaged $3.9 billion and the amortized cost of securities investments averaged $656.5 million. There was a $(0.2) billion decrease in average loan investments and a $(154.5) million decrease in average securities investments.

The $46.1 million increase in interest expense is primarily related to higher prevailing rates on our floating rate debt and higher outstanding balances on our loan repurchase facilities. The increase in interest expense was partially offset by the payoff of our Secured Financing Facility and reductions in the outstanding balances of our long-term mortgage loan debt, securities repurchase financing, and FHLB borrowings as well as a reduction in expense as a result of redemptions of our Notes.

The increase in net interest income before provision for loan losses of $61.7 million as explained above is also attributable to a higher percentage of our owned assets being variable rate as compared to certain financing sources such as our unsecured bonds and our mortgage loan financing being fixed rate.

As of September 30, 2023, the weighted average yield on our mortgage loan receivables was 9.7%, compared to 7.4% as of September 30, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of September 30, 2023, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.8%, compared to 4.5% as of September 30, 2022. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2022 to September 30, 2023 was primarily due to the increase in prevailing interest rates. As of September 30, 2023, we had outstanding borrowings secured by our mortgage loan receivables equal to 49.9% of the carrying value of our mortgage loan receivables, compared to 39.8% as of September 30, 2022.

As of September 30, 2023, the weighted average yield on our securities was 6.8%, compared to 3.7% as of September 30, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of September 30, 2023, the weighted average interest rate on borrowings against our securities was 5.8%, compared to 3.4% as of September 30, 2022. The increase in the rate on borrowings against our securities from September 30, 2022 to September 30, 2023 was primarily due to higher prevailing market borrowing rates as of September 30, 2023 compared to September 30, 2022. As of September 30, 2023, we had outstanding borrowings secured by our securities equal to 24.5% of the carrying value of our real estate securities, compared to 63.9% as of September 30, 2022.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2023, the weighted average interest rate on mortgage borrowings against our real estate was 5.9%, compared to 5.1% as of September 30, 2022. As of September 30, 2023, we had outstanding borrowings secured by our real estate equal to 64.8% of the carrying value of our real estate, compared to 79.3% as of September 30, 2022.

Provision for (release of) Loan Loss Reserves

The provision for the nine months ended September 30, 2023 of $19.1 million was primarily due to adverse changes in macroeconomic conditions.

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

Real Estate Operating Income

The decrease of $8.8 million in real estate operating income primarily relates to operating income earned on properties sold during the twelve months ended December 31, 2022 for which there was no operating income during the current period.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2023, we did not sell any conduit loans and recorded $1.1 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the nine months ended September 30, 2022, we sold two conduit loans for a net gain of $0.1 million and recorded $2.2 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized loss on securities for the nine months ended September 30, 2023 was $(0.3) million compared to a realized loss of $(0.1) million for September 30, 2022, which resulted in a net negative change of $(0.2) million. For the nine months ended September 30, 2023, we sold $14.9 million of CMBS securities. For the nine months ended September 30, 2022, we sold $4.3 million of CMBS securities and $1.2 million of equity securities.

Realized Gain (Loss) on Sale of Real Estate, Net

There was a decrease of $53.3 million in realized gain (loss) on the sale of real estate, which was a result of the timing of real estate sales. During the nine months ended September 30, 2023, there was a sale of one hotel property for a realized gain of $8.8 million. During the nine months ended September 30, 2022, there were sales of (i) one office property for a realized gain of $14.5 million; (ii) one warehouse property for a realized gain of $14.6 million; (iii) two apartment buildings for a combined realized gain of $28.6 million; and (iv) one retail property for a realized gain of $4.4 million.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $5.3 million decrease in fee and other income was primarily due to the timing of loan payoffs for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, partially offset by an increase in dividends from FHLB stock.

Net Result from Derivative Transactions

Net result from derivative transactions of $6.7 million is composed of a realized gain of $6.9 million and a realized loss of $(0.2) million for the nine months ended September 30, 2023, compared to a net gain of $12.4 million for the nine months ended September 30, 2022, which was comprised of a realized gain of $11.6 million and a $0.8 million unrealized gain resulting in a negative change of $5.7 million. The hedge positions primarily relate to fixed rate conduit loans, and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2023 was primarily related to movement in interest rates during the nine months ended September 30, 2023. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in unconsolidated ventures totaled $0.9 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. Our maximum exposure to loss from these investments is limited to the carrying value of our investment.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt totaled $10.6 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt; (2) $38.9 million of principal of the 2027 Notes for a repurchase price of $31.8 million, recognizing a $6.8 million net gain on extinguishment of debt after recognizing $(0.3) million of unamortized debt issuance costs associated with the retired debt; and (3) $12.1 million of principal of the 2029 Notes for a repurchase price of $9.4 million, recognizing a $2.5 million net gain on extinguishment of debt after recognizing $(0.1) million of unamortized debt issuance costs associated with the retired debt.

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

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity-based compensation and other employee benefits. The decrease of $8.6 million in compensation expense is primarily due to a decrease in equity-based compensation.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the nine months ended September 30, 2023 as compared to September 30, 2022 of $0.3 million was primarily related to a decrease in professional and technology expenses.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other deal related expenses. The increase during the nine months ended September 30, 2023 as compared to September 30, 2022 of $1.3 million was primarily attributable to an increase in deal related expenses.

Depreciation and Amortization

The $2.6 million decrease during the nine months ended September 30, 2023 as compared to September 30, 2022 in depreciation and amortization is primarily attributable to the timing of the four real estate sales and one acquisition that occurred after September 30, 2022.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense of $1.0 million during the nine months ended September 30, 2023 as compared to September 30, 2022 is primarily a result of changes to income in our TRSs.

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

In addition, as a REIT, we are also required to make sufficient dividend payments to our shareholders in amounts at least sufficient to maintain our REIT status. Under IRS guidance, we may elect to pay a portion of our dividends in stock, subject to a cash/stock election by our shareholders, to optimize our level of capital retention. Accordingly, our cash requirement to pay dividends to maintain REIT status could be substantially reduced at the discretion of the board of directors.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $857.9 million at September 30, 2023, of which $798.4 million was unrestricted cash and cash equivalents and $59.5 million was restricted cash. We held cash and cash equivalents of $609.1 million and restricted cash of $50.5 million as of December 31, 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$122,205	$52,216
Net cash provided by (used in) investing activities	602,662	(208,095)
Net cash provided by (used in) financing activities	(516,639)	(108,488)
Net increase (decrease) in cash, cash equivalents and restricted cash	$208,228	$(264,367)

Nine months ended September 30, 2023

We experienced a net increase in cash, cash equivalents and restricted cash of $208.2 million for the nine months ended September 30, 2023, reflecting cash provided by operating activities of $122.2 million, cash provided by investing activities of $602.7 million and cash used in financing activities of $(516.6) million.

Net cash provided by operating activities of $122.2 million was primarily driven by net interest income and increases in net operating income on our real estate portfolio.

Net cash provided by investing activities of $602.7 million was driven by $531.8 million of repayment from mortgage loan receivables, $173.0 million in repayments on securities, and $17.8 million of proceeds from sale of securities, partially offset by $(76.6) million in purchases of securities and $(61.4) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(516.6) million was primarily as a result of net repayments of borrowings of $(415.7) million, $(87.7) million of dividend payments, $(7.9) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(2.5) million purchase of treasury stock, and $(2.4) million in deferred financing cost.

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

Unencumbered Assets

As of September 30, 2023, we held unencumbered cash of $798.4 million, unencumbered loans of $1.4 billion, unencumbered securities of $326.0 million, unencumbered real estate of $104.8 million and $380.7 million of other assets not secured by any portion of secured indebtedness. As of December 31, 2022, we held unencumbered cash of $609.1 million, unencumbered loans of $1.7 billion, unencumbered securities of $97.5 million, unencumbered real estate of $140.3 million and $351.6 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2023 are set forth in the table below ($ in thousands):

September 30, 2023
Committed loan repurchase facilities	$614,972
Committed securities repurchase facility	—
Uncommitted securities repurchase facilities	1,646
Total repurchase facilities	616,618
Revolving credit facility	—
Mortgage loan financing(1)	437,739
CLO debt(2)	1,060,417
Borrowings from the FHLB	115,000
Senior unsecured notes(3)	1,564,071
Total debt obligations, net	$3,793,845

(1)Presented net of unamortized debt issuance costs of $1.7 million as of September 30, 2023.
(2)Presented net of unamortized debt issuance costs of $2.8 million as of September 30, 2023.
(3)Presented net of unamortized debt issuance costs of $12.5 million as of September 30, 2023.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of September 30, 2023 and December 31, 2022. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.1 billion of credit capacity as of September 30, 2023. As of September 30, 2023, the Company had $615.0 million of borrowings outstanding, with an additional $527.0 million of committed financing available. As of December 31, 2022, the Company had $616.9 million of borrowings outstanding, with an additional $683.1 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2023.

On October 3, 2023, the Company executed an amendment to one of its loan repurchase agreements to, among other things, increase the maximum funding capacity from $100.0 million to $200.0 million and extend the maximum term of the facility including extension options to October 3, 2027.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2023, the Company had no borrowings outstanding, with an additional $100.0 million of committed financing available. As of December 31, 2022, the Company had $8.6 million of borrowings outstanding, and an additional $91.4 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving Credit Facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2027, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of September 30, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million. There were no outstanding draws on the facility at December 31, 2022. During the three months ended September 30, 2023, the Company exercised one of the four remaining one-year extension options, which extended the maturity date of the Revolving Credit Facility to July 27, 2024.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2023, we did not execute any term debt agreement to finance real estate. Our non-recourse debt agreements provide for primarily fixed rate financing at rates ranging from 4.39% to 9.03%, with anticipated maturity dates between 2024 - 2031 and an average term of 3.12 as of September 30, 2023. These loans have carrying amounts of $437.7 million and $498.0 million, net of unamortized premiums of $2.0 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.5 million of premium amortization, which decreased interest expense for the nine months ended September 30, 2023. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $478.4 million and $559.9 million as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.8 million were included in CLO debt as of September 30, 2023.

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

As of September 30, 2023, Tuebor had $115.0 million of borrowings outstanding, with terms of 0.59 years to 1.00 year (with a weighted average of 0.82 years), interest rates of 5.69% to 5.81% (with a weighted average of 5.74%), and advance rates of 71.7% to 95.7% on eligible collateral. As of September 30, 2023, collateral for the borrowings was comprised primarily of $141.9 million of CMBS.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $0.8 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2023. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes

As of September 30, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $636.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of September 30, 2023 and 2022. The Notes are presented net of unamortized debt issuance costs of $12.5 million and $15.4 million as of September 30, 2023 and December 31, 2022, respectively.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 10 nor more than 60 days’ notice, at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval.

During the nine months ended September 30, 2023, the Company repurchased $16.2 million of the 2025 Notes and recognized a net gain of $1.3 million on extinguishment of debt, $38.9 million of the 2027 Notes and recognized a net gain of $6.8 million on extinguishment of debt, and $12.1 million of the 2029 Notes and recognized a net gain of $2.5 million on extinguishment of debt.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2023, the Company has a remaining amount available for repurchase of $44.3 million, which represents 3.4% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.26 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2023 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1 - March 31, 2023	250,000	(2,285)
September 1 - September 30, 2023	19,000	(196)
Authorizations remaining as of September 30, 2023		$44,256

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

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $531.8 million for the nine months ended September 30, 2023 and $726.0 million for the nine months ended September 30, 2022. Repayment of real estate securities provided net cash of $173.0 million for the nine months ended September 30, 2023, and $136.9 million for the nine months ended September 30, 2022.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were no proceeds from sales of mortgage loans for the nine months ended September 30, 2023, and there were $29.2 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2022.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $17.8 million for the nine months ended September 30, 2023, and $5.5 million for the nine months ended September 30, 2022.

Proceeds from the sale of real estate

There were $13.4 million, net proceeds from sales of real estate for the nine months ended September 30, 2023, and $173.1 million for the nine months ended September 30, 2022.

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

Contractual obligations

Contractual obligations as of September 30, 2023 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$1,710	$722,019	$375,464	$69,872	$1,169,065
Senior unsecured notes	—	327,756	611,939	636,919	1,576,614
Interest payable(3)	100,724	173,740	85,180	32,735	392,379
Other funding obligations(4)	86,579	28,546	—	—	115,125
Operating lease obligations	473	4,378	4,450	13,344	22,645
Total	$189,486	$1,256,439	$1,077,033	$752,870	$3,275,828

(1)As more fully disclosed in Note 6, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of: (i) the maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $2.8 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2023 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2023. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $149.3 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of September 30, 2023, our off-balance sheet arrangements consisted of $257.5 million of unfunded commitments of mortgage loan receivables held for investment, 58% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2022, our off-balance sheet arrangements consisted of $321.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

LIBOR Transition

We have implemented fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of September 30, 2023, all of our floating rate loans earn interest at a rate indexed Term SOFR; and all of our floating rate debt obligations bear interest indexed to Term SOFR.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3. Mortgage Loans Receivable. The provision for (release of) loan losses for the three months ended September 30, 2023 and September 30, 2022 was $7.5 million and $1.5 million, respectively, and $19.1 million and $1.4 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

There were no properties classified as held for sale as of September 30, 2023 and December 31, 2022. We did not record any impairments of real estate for the nine months ended September 30, 2023 or September 30, 2022.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of September 30, 2023 and December 31, 2022, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the asset acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

	Three Months Ended
	September 30,	June 30,
	2023	2023
Income (loss) before taxes	$34,342	$28,138
Net (income) loss attributable to noncontrolling interests in consolidated ventures (GAAP)	124	71
Our share of real estate depreciation, amortization and gain adjustments (1)	(2,016)	6,591
Adjustments for derivative results (2)	(3,969)	(3,161)
Unrealized (gain) loss on fair value securities	42	95
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(152)	(150)
Adjustment for impairment (3)	7,473	6,881
Non-cash stock-based compensation	3,205	3,046
Distributable earnings	$39,049	$41,511

(1)	The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments ($ in thousands):
		Three Months Ended
		September 30,	June 30,
		2023	2023
	Total GAAP depreciation and amortization	$7,144	$7,471
	Less: Depreciation and amortization related to non-rental property fixed assets	(110)	(108)
	Less: Non-controlling interests in consolidated ventures’ share of depreciation and amortization and adjustment for passive interest in unconsolidated ventures	(581)	(319)
	Our share of real estate depreciation and amortization	6,453	7,044
	Accumulated depreciation and amortization on real estate sold (a)	(8,016)	—
	Less: Our share of operating lease income on above/below market lease intangible amortization	(453)	(453)
	Our share of real estate depreciation, amortization and gain adjustments	$(2,016)	$6,591

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
		Three Months Ended
		September 30,	June 30,
		2023	2023
	GAAP realized gain (loss) on sale of real estate, net	$8,808	$—
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(792)	—
	Accumulated depreciation and amortization on real estate sold	$8,016	$—

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our derivative result presented in the computation of distributable earnings ($ in thousands):
		Three Months Ended
		September 30,	June 30,
		2023	2023
	Net results from derivative transactions	$(4,773)	$(4,149)
	Hedging interest income (expense)	175	380
	Other hedging related activity (a)	629	608
	Adjustments for derivative results	$(3,969)	$(3,161)

	(a) Includes unrealized lower of cost or market adjustments of $0.6 million and $0.3 million for the three months ended September 30, 2023 and June 30, 2023, respectively.
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

Interest Rate Risk

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating-rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate futures agreements. Interest rate futures agreements are utilized to hedge against future interest rate increases on the Company’s borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than five years, including newly originated conduit first mortgage loans, securities in the Company’s CMBS portfolio if long enough in duration, and most of its U.S. Agency securities portfolio.

The following table summarizes the change in net income for a 12-month period commencing September 30, 2023 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on September 30, 2023, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(26,233)	$2,033
Increase by 1.00%	26,313	(2,010)

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

Our portfolio’s low weighted average loan-to-value of 66.7% as of September 30, 2023 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of September 30, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes during the three months ended September 30, 2023 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended September 30, 2023 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	—	$—	—	$—
August 1 - August 31, 2023	—	—	—	—
September 1 - September 30, 2023	19,000	10.33	19,000	44,256

Total	19,000	$10.33	19,000	$44,256

(1)On July 27, 2022 the Board authorized repurchases up to $50.0 million in aggregate.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

LADDER CAPITAL CORP
(Registrant)

Date: October 27, 2023	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: October 27, 2023	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer