Form 10-K
period 2023-12-31
Ladder Capital Corp
filed 2024-02-12
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,222,489,920 as of June 30, 2023, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $10.85 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2024
Class A common stock, $0.001 par value	126,617,221
Class B common stock, $0.001 par value	—

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

2

LADDER CAPITAL CORP

FORM 10-K
December 31, 2023

3

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the United States Securities and Exchange Commission (the “SEC”);
•labor shortages, supply chain imbalances, inflation, and the potential for a global economic recession;
•increasing geopolitical uncertainty, including the broader impacts of the Ukraine-Russia and Hamas-Israel conflicts and escalating tension between the U.S. and China;
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
•a potential downgrade in the credit ratings assigned to subsidiaries of Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) or our investments or corporate debt;
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

Part I
Item 1. Business

Overview

Ladder is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.7 billion of commercial real estate loans from our inception in October 2008 through December 31, 2023. During this timeframe, we also acquired $13.2 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.0 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2023, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market Collateralized Loan Obligations (“CLO”) debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2023, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder.

We continue to actively manage the liquidity and operations of the Company in light of market conditions, including the current interest rate environment, and potential recessionary conditions. The Company has disclosed the impact of current market conditions on our business throughout this Annual Report.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of December 31, 2023 ($ in thousands):

(1)CRE equity asset amounts represent undepreciated asset values.

There are a number of factors that influence our operating results. Some of these factors include: (1) our competition; (2) market and economic conditions, including inflation; (3) loan origination and repayment volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; (8) effectiveness of our hedging and other risk management practices; (9) real estate transaction volumes; (10) occupancy rates; and (11) expense management. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations.”

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of December 31, 2023, we held a portfolio of 107 balance sheet first mortgage loans with an aggregate book value of $3.1 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 65.5% at December 31, 2023.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2023, we held a portfolio of 9 mezzanine loans with an aggregate book value of $32.4 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 82.0% at December 31, 2023.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $26.9 million at December 31, 2023.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of December 31, 2023, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 59.4% at December 31, 2023.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of December 31, 2023, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of December 31, 2023, we owned 156 single tenant net leased properties with an undepreciated book value of $653.5 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2023, our net leased properties comprised a total of 3.8 million square feet, 100% leased with an average age since construction of 18.6 years and a weighted average remaining lease term of 8.5 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the year ended December 31, 2023, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of December 31, 2023, we owned 53 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $293.7 million. During the year ended December 31, 2023, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of December 31, 2023 ($ in millions):

Securities

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. We invest primarily in CMBS, including CLOs, secured by first mortgage loans on commercial real estate. These investments provide a stable and attractive base of net interest income and help us manage our liquidity and hyper-amortization features included in many of these securities positions help mitigate potential credit losses in the event of adverse market conditions. We have significant in-house expertise in the evaluation and trading of these securities, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions.

As of December 31, 2023, the estimated fair value of our portfolio of CMBS investments totaled $431.5 million in 73 CUSIPs ($5.9 million average investment per CUSIP). Included in the $431.5 million of CMBS securities are $9.3 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 98.9% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of December 31, 2023:

AAA / Aaa
86%
AA / Aa
6%
A / A
2%
BBB / Baa / other
6%

In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2023, our CMBS investments had a weighted average duration of 2.0 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2023, by property count and market value, respectively, 65.2% and 66.3% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.9% and 20.2%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.6% by property count and 0.1% to 8.5% by market value.

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

Other Investments

Unconsolidated Venture.  From time to time we invest in real estate related ventures. As of December 31, 2023, the carrying value of our unconsolidated ventures was $6.9 million.

United States Treasury Securities. We invest in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheet. As of December 31, 2023, we held $1.0 billion of U.S. Treasury securities classified as cash and cash equivalents and held $53.7 million of U.S. Treasury securities classified as securities on our consolidated balance sheet.

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

Asset Management

Our in-house asset management team pro-actively manages the Company’s loan and real estate portfolios, demonstrating our Company-wide focus and emphasis on principal preservation and maximizing asset performance. The asset management team, together with our underwriting and transaction management teams, monitors the credit performance of our investment portfolio in concert with our third-party servicers and property managers, working closely with borrowers and/or joint-venture partners to manage all of our positions and monitor financial performance of our collateral assets, including execution of business plans and daily activities within our real estate portfolio. We focus on asset-specific issues and market surveillance, active enforcement of loan and security rights, and regular review of potential disposition strategies. Ladder performs detailed asset reviews, endeavors to perform periodic site inspections on every investment and provides comprehensive internal asset-level performance reporting. As applicable, our asset management team evaluates loan modifications, debt and/or equity recapitalizations and other changes or variations to a borrower’s or venture partner’s business plan or budget and recommend a course of action to the Investment Committee.

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

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage. Refer to our discussion below and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and Note 6, Debt Obligations, Net, to our consolidated financial statements included elsewhere in this Annual Report, for additional information about our financing arrangements.

Unsecured Corporate Bonds

As of December 31, 2023, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $635.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $3.0 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of December 31, 2023.

CLO Debt

As of December 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

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

On December 2, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 Loans”) at a 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed December 2021 Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of December 31, 2023, the Company had $605.0 million of borrowings outstanding, with an additional $637.0 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2023, the Company had no borrowings outstanding, with an additional $100.0 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2023, we did not execute any long term debt agreement to finance real estate. Our mortgage loan financings have primarily fixed rates ranging from 4.39% to 9.03%, mature between 2024 - 2031 and total $437.8 million as of December 31, 2023. These long-term non-recourse mortgages include net unamortized premiums of $1.8 million at December 31, 2023, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.6 million of premium amortization, which decreased interest expense, for the year ended December 31, 2023. The loans are collateralized by real estate and related lease intangibles, net, of $474.7 million as of December 31, 2023.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. On January 25, 2024, the Company amended its Revolving Credit Facility to extend the final maturity date to January 25, 2029. As of December 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

We are in compliance with all covenants as described in this Annual Report as of December 31, 2023.

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2023, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the Securities and Exchange Commission (“SEC”) or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Regulation as a Captive Insurance Company

We maintain a captive insurance subsidiary to provide coverage previously self insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. It is regulated by the state of Michigan and is subject to regulations that cover all aspects of its business. Violations of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The subsidiary is also subject to insurance laws of states other than Michigan (i.e., states where the insureds are located). Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.”

Employees

As of December 31, 2023, we employed 59 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Human Capital Management and Corporate Culture

Ladder is a dynamic company that is distinguished by the talent and dedication of our team and is committed to building and developing a diverse, interconnected and engaged workforce who work collaboratively to advance the Company’s goals. Our tone at the top promotes a culture of transparency, accountability, and ethical behavior. As a firm with just 59 employees as of December 31, 2023, Ladder’s flat management structure and open-door policy provide all employees with daily access to our senior management. The board maintains oversight of human capital management and corporate culture and gains insight at regular board and committee meetings about specific Company human resources initiatives, including talent engagement, attraction, and retention.

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

We use anonymous employee experience surveys to solicit feedback on topics such as job satisfaction and employee activities. We use the information from these surveys to guide management engagement, decision-making, and strategy.

Health, Safety and Wellness

The Company offers comprehensive healthcare benefits, paid time off, and a business continuity plan that places our employees’ health and safety at its core. Our benefits program include, among other programs, mental health, fertility services, and family leave. We also support our employees’ wellness and aim to create an environment that provides for work-life balance, including opportunities for a hybrid work schedule.

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

Summary of Principal Risk Factors

Our business is subject to change, risks, and uncertainties, as described herein. The risks factors that the Company considers material include, but are not limited to, the following:

Risks Related to Our Operations
•Our success depends upon hiring and retaining qualified loan originators and maintaining strategic business alliances.
•The allocation of capital among our business lines may vary, which may adversely affect our financial performance.
•We operate using financial models and according to proprietary underwriting criteria in a highly competitive market for lending and other investment opportunities, which may limit our ability to originate or acquire desirable loans and other investments in our target assets and/or our ability to yield a certain return on our investments.

Market Risks Related to Our Investments
•We cannot predict the effect that government policies, laws, and interventions adopted in response to the current inflationary environment or the impact of future changes in the U.S. political environment, including as a result of 2024 elections, on our business and the markets in which we operate.
•We have a concentration of investments in the real estate sector, and may have further concentrations from time to time in certain property types, locations, tenants and borrowers, which may increase our exposure to the risks of certain economic downturns, and the value of which may be adversely affected by many factors beyond our control, including dislocations, illiquidity and volatility in the market for commercial real estate, commercial real estate finance and the broader financial markets, shifts in consumer patterns and advances in communication and information technology, fluctuations in prevailing interest rates and credit spreads, prepayment rates on mortgage loans, civil unrest, acts of war and terrorism and outbreaks of communicable diseases, severe weather patterns and climate change.

Risks Related to Our Portfolio
•The repayment of mortgage loans may be limited by the application of federal, state and local law, including state, bankruptcy, insolvency and other debtor and tenant relief laws, the non-recourse and potentially illiquid nature of mortgage loans, our ability to evaluate the credit-worthiness of borrowers and to diligence the underlying property, including environmental issues and the property’s ability to generate sufficient net income, our ability to manage credit risk and modify or restructure non-performing loans, the sufficiency of appropriate reserves, subordination, the lack of full control due to a participation or co-lender arrangement, and proper insurance coverage.
•Certain balance sheet investments, such as transitional loans, mezzanine loans, B-Notes and other subordinate positions, participations and preferred equity may be more illiquid and involve a greater risk of loss.
•Provisions for loan losses are difficult to estimate. Our reserves for loan losses may prove inadequate.
•Inflation has and may continue to stress property performance and value and thus mortgage loan performance.

•Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us and our access to the CMBS securitization market and the timing of our securitization activities and real estate sales may greatly affect our quarterly financial results.
•We may be subject to risks associated with unfunded conditional loan commitments.
•Mortgages on facilities that are subject to ground leases risk the collateral reverting to the ground lessor unexpectedly during the term of the loan due to such borrower’s default under, and the resulting termination of, the ground lease.
•The expense of operating and owning real property, including net leased real estate assets, may impact our cash flow and our investments in net leased properties could be adversely affected by our reliance on the net leased tenants.
•The leases at the properties underlying commercial real estate loans or securities or the properties held by us may not be relet or renewed on favorable terms, or at all.
•Current and future venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition and liquidity and disputes between us and our venture partners.
•Our investments in CMBS and other real estate-related securities are generally subject to losses.
•Any credit ratings assigned to our investments could be downgraded, which could have a material impact on our financial condition, liquidity and results of operations.
•Our determinations of fair value may have a material impact on our financial condition and results of operations.

Risks Related to Our Indebtedness
•Our business is leveraged, which could lead to greater losses than if we were not as leveraged.
•There can be no assurance that we will be able to access financing arrangements in the future on favorable terms, or at all, and our compliance with associated restrictive covenants and the potential need for additional collateral may limit our ability to fully pursue our business strategies.
•Any credit ratings assigned to our debt securities could be downgraded, which could have a material impact on our financial condition, liquidity and results of operations.
•We are subject to counterparty risk associated with our debt obligations and cash balances.
•Our use of leverage may create a mismatch between the duration of financing, and the life of, the investments made using the proceeds of such financing, as well as between the index of our investments and the index of our leverage.
•We have financed, and may in the future seek to finance, certain of our shorter-term loans via CLOs and such transactions involve significant risks, including that the sponsor of such transactions will receive distributions from the CLO only if the CLO generates enough income to first pay all the investors in senior tranches and all CLO expenses.
•We cannot predict the effects of the transition away from LIBOR on Ladder’s assets and liabilities.

Risks Related to Regulatory and Compliance Matters
•If our registered investment adviser subsidiary is unable to meet SEC requirements or comply with certain federal and state securities laws and regulations, it may face termination of its registration, fines or other disciplinary action.
•Our captive insurance subsidiary is subject to insurance laws and its borrowings are subject to FHLB policies.
•Certain of our entities have and may in the future make loans to other of our entities on other-than-arms’-length terms.
•Our exemption from registration under the Investment Company Act imposes significant limits on our operations.
•Actual or perceived environmental, social and governance matters may cause additional costs, reputational harm or investors to cease allocating capital to us, all of which could adversely affect our business and results of operations.

Risks Related to Hedging
•We may choose to hedge our risks or not, and both choices could expose us to potential losses.
•Hedging transactions may be subject to mandatory clearing and/or margin requirements and not have a liquid secondary market.

Risks Related to Our Class A Common Stock
•The price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our shareholders.
•Our charter contains REIT-related restrictions on the ownership of, and ability to, transfer our Class A common stock.
•Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Risks Related to Our Taxation as a REIT
•If we fail to qualify as a REIT, we could incur substantial tax liability. As a REIT, we and our investors may still face other tax liabilities.
•Our REIT qualification depends on meeting asset, income, organizational, distribution, shareholder ownership and other requirements. Such compliance entails judgment and may cause us to forgo or liquidate attractive investments.
•REIT distribution requirements could adversely affect our ability to execute our business plan. We cannot guarantee a minimum distribution payout level, specify the distribution method, or predict the resulting tax treatment.
•Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.

General Risk Factors
•Our business model and changes to our investment, asset allocation and financing policies, may not be successful.
•Failure to maintain effective internal controls and the complexity of accounting and tax rules, characterized by significant judgment and assumptions, could materially affect the accuracy of our financial statements.
•Cybersecurity threats, security breaches and artificial intelligence (“AI”) could cause significant business disruption and possibly compromise sensitive information, damage our reputation, and subject us to regulatory scrutiny.
•Litigation and the inability to secure required business authorizations or licenses may adversely affect our business.

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

We operate using financial models and according to proprietary underwriting criteria in a highly competitive market for lending and other investment opportunities, which may limit our ability to originate or acquire desirable loans and other investments in our target assets and/or our ability to yield a certain return on our investments.

To evaluate our target assets, our management team uses financial models and underwriting criteria, the effectiveness of which cannot be guaranteed. Our profitability depends, in large part, on our ability to originate loans or acquire target assets at attractive prices that, in our judgment, meet our criteria according to the results of our modeling. However, we operate in a highly competitive market for lending and other investment opportunities. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Unlike Ladder, certain of our competitors may not be subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from registration under the Investment Company Act. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Under our credit facilities, the lenders have the right to review the assets which we are seeking to finance and approve the purchase and financing of such assets in their sole discretion. Our underwriting criteria and lender approvals may restrict us from being able to compete with others for commercial mortgage loan origination and acquisition opportunities and these criteria may be stricter than those employed by our competitors. In addition, these underwriting criteria and approvals impose conditions and limitations on our ability to originate certain of our target assets, including, in particular, restrictions on our ability to originate junior mortgage loans, mezzanine loans and preferred equity investments. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns.
Market Risks Related to Our Investments

We cannot predict the effect that government policies, laws, and interventions adopted in response to the current inflationary environment or the impact of future changes in the U.S. political environment, including as a result of 2024 elections, on our business and the markets in which we operate.

The U.S. Government and the Federal Reserve have taken significant actions in response to the inflationary environment in the U.S., creating a great deal of volatility in financial and mortgage markets. For example, the tightening of monetary policy to address inflationary concerns drove a rapid and significant increase in interest rates, which resulted in a decline in commercial real estate transactions and an increased risk of economic distress for commercial property owners. There can be no assurance as to how actions taken by the U.S. Government or the Federal Reserve will affect the long-term efficiency, liquidity and stability of the financial and mortgage markets or whether they will be successful in reducing inflation to acceptable levels without creating an economic recession.

Moreover, uncertainty with respect to the actions discussed above combined with uncertainty surrounding legislation, regulation and government policy at the federal, state and local levels, including as a result of 2024 elections, have introduced new and difficult-to-quantify macroeconomic and geopolitical risks with potentially far-reaching implications. There has been a corresponding increase in uncertainty with respect to interest rates, inflation, foreign exchange rates, trade volumes and trade, fiscal and monetary policy. New legislative, regulatory or policy changes could significantly impact our business and the markets in which we operate. To the extent changes in the political environment have a negative impact on the financial and mortgage markets, our business, results of operations, financial condition and ability to make distributions to our shareholders could be materially and adversely impacted.

Any further downgrade, or perceived potential downgrade, of the credit ratings of the U.S. and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations. In August 2023, Fitch Ratings lowered its long-term sovereign credit rating of the U.S. from “AAA” to “AA+” due to concerns regarding the level and trajectory of federal debt and the erosion of governance, including on fiscal and debt matters and in November 2023, Moody’s Investors Service lowered its outlook on the U.S. government’s debt to “negative” from “stable” due to concerns regarding rising interest rates and political polarization in Congress. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions and would likely impact the credit risk associated with some of the assets in our portfolio or those we may seek to acquire, including U.S. Treasury securities. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

We have a concentration of investments in the real estate sector and may have further concentrations from time to time in certain property types, locations, tenants and borrowers, which may increase our exposure to the risks of certain economic downturns.

We and our borrowers operate in the commercial real estate sector. Such concentration in one economic sector may increase the volatility of our returns and may also expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens and/or the interest rates at which loans can be profitably made increases. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the related loan. Any sustained period of increased payment delinquencies, forbearance, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business.

In addition, we are not required to observe specific diversification criteria relating to property types, locations, tenants or borrowers. A limited degree of diversification increases risk because the aggregate investment return of our business may be adversely affected by the unfavorable performance of a single property type, single tenant, single market or even a single investment. To the extent that our portfolio is concentrated in any one region or type of asset, downturns or weather events relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period. Additionally, borrower concentration, in which a particular borrower is, or a group of related borrowers are, associated with multiple real properties securing mortgage loans or securities held by us, magnifies the risks presented by the possible poor performance of such borrower(s). Moreover, borrowers may be concentrated in individual asset classes that could impact their liquidity.

The value of our investments may be adversely affected by many factors that are beyond our control, including dislocations, illiquidity and volatility in the market for commercial real estate, commercial real estate finance and the broader financial markets.

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
•the broader impacts of the Ukraine-Russia and Hamas-Israel conflicts;
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

Any significant dislocations, illiquidity or volatility in the real estate and securitization markets, including the markets for CMBS and CLOs, as well as global financial markets and the economy generally, could adversely affect our business and financial results. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future.

Challenging economic conditions affect the financial strength of many commercial, multifamily and other tenants and result in increased rent delinquencies and decreased occupancy. Economic challenges have in the past and may in the future lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multifamily and manufactured housing community real estate.

Declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, may prevent commercial borrowers from refinancing their mortgages, which may result in increased delinquencies and defaults on commercial, multifamily and other mortgage loans. Declines in commercial real estate values also tend to result in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. Finally, declining commercial real estate values would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as our debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced in unfavorable market conditions. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.

Shifts in consumer patterns, remote work policies and advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of certain of our debt and equity investments.

In recent periods, sales by online retailers have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their business. Some of our debt and equity investments involve exposure to the ongoing operations of brick-and-mortar retailers. Although many of the retailers operating in the properties underlying our debt and/or equity investments include pharmacies and/or sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick-and-mortar sales generated by certain of tenants at these properties and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future.

Technology and remote work policies, including hybrid schedules, have and will continue to impact the use of office space. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and renting shared workspaces. These trends have led to more efficient workspace layouts and higher percentages of employees working remotely at least part of the week and, therefore, a decrease in leased office space. The continuing impact of technology and remote work policies could result in tenants utilizing less office space (including downsizing upon renewal), or in tenants seeking office space outside of the typical central business district. These trends could continue to cause an increase in vacancy rates and a decrease in demand for new supply, negatively impacting the value of our debt and equity investments.

Vacation rental platforms have provided leisure and business travelers with lodging options outside of the hotel industry. These services effectively have increased the supply of rooms available in many major markets. This additional supply could negatively impact the occupancy rates and pricing at more traditional hotels.

As a result of the foregoing, the value of certain of our debt and equity investments, and results of operations could be adversely affected.

Our earnings may decrease because of fluctuations in prevailing interest rates and credit spreads and associated borrowing costs.

During 2022 and 2023, the U.S. Federal Reserve raised its benchmark interest rates at the fastest pace since the 1980s. Our primary interest rate exposures relate to the yield on our floating rate assets and the financing cost of our floating rate debt, as well as the Treasury futures that we utilize for hedging purposes. Interest rates are highly sensitive to many factors beyond our control, including but not limited to, governmental monetary and tax policies, and domestic and international economic and political considerations. Interest rate fluctuations present a variety of risks and may adversely affect our income or generate losses. Such risks include a mismatch between asset yields and borrowing rates and variances in the yield curve and prepayment rates. Increased interest rates also impact borrowers’ ability to refinance their loans at maturity and while the interest payable on the existing fixed rate debt on our real estate portfolio and corporate bonds becomes relatively cheaper with higher market interest rates, we may have to refinance this debt at higher rates at maturity.

Demand for mortgages has been negatively impacted by rising interest rates and increases in the level of interest rates: (i) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity; (ii) negatively impact the value of the real estate supporting our investments (or that we own directly) through the impact such increases can have on property valuation capitalization rates; and/or (iii) cause our targeted assets that were issued, originated or acquired prior to an interest rate increase to experience a decline in their fair value or provide yields that are below prevailing market interest rates.

Prepayment rates on mortgage loans cannot be predicted with certainty and prepayments may result in losses to the value of our assets.

Prepayment rates on mortgage loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic, legal and other factors beyond our control. The frequency at which prepayments (including voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on our investments can adversely impact our business, and prepayment rates cannot be predicted with certainty, making it impossible to completely insulate us from prepayment or other such risks. Any adverse effects of prepayments may impact our portfolio in those particular investments, which may experience outright losses in an environment of faster actual or anticipated prepayments, may underperform relative to hedges that the management team may have constructed for such investments (resulting in a loss to our overall portfolio). Additionally, in the event of declining interest rates, borrowers are more likely to prepay, thereby exposing us to the risk that the prepayment proceeds may be reinvested only at a lower interest rate than that borne by the prepaid obligation. In periods of increasing interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance.

We are exposed to the risk of increased prepayments or defaults by any mortgage or security that we own at a premium. Any principal paydown diminishes the amount outstanding in these securities and reduces the yield to us. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit from declining interest rates less than other fixed income securities. Because our portfolio is comprised of both discount assets and premium assets, our portfolio may be adversely affected by changes in prepayments in any interest rate environment. Before purchasing a security, we judge the likelihood of prepayment based on certain prepayment and default parameters and our own experience. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our judgment and, accordingly, result in losses to our business.

Difficulty in redeploying the proceeds from repayments of our existing loans and securities investments may also cause our financial performance and returns to investors to suffer. As our loans and securities investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments, repay borrowings under our credit facilities, pay dividends to our shareholders or repurchase outstanding shares of our class A common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan or security in equivalent or better alternatives, our financial performance and returns to investors could suffer.
Risks Related to Our Portfolio

The vast majority of the mortgage loans that we originate or purchase, and those underlying the CMBS in which we invest, are non-recourse loans and our credit management and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, particularly in relation to declining economic conditions or significant market disruptions, or they may not be cost effective. Our underwriting process, due diligence efforts or hedging strategies, if any, may not be effective or sufficient. Loan servicing companies or our operating partners may not cooperate with our loss mitigation efforts, or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as our operating partners and their property managers, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we invest, are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in many cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower (e.g., a specific guaranty relating to completion, carry, interest rate caps, reserve replenishments or payment), there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower is deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

The commercial real estate mortgages and other commercial real estate-related loans we provide, the commercial mortgage loans underlying the CMBS in which we may invest, and the real estate that we own are subject to the ability of the commercial property to generate net income.

The commercial real estate mortgage loans and other commercial real estate-related loans we provide, the commercial mortgage loans underlying the securities in which we may invest, and the real estate that we own are subject to the ability of the commercial property to generate net income (and not the independent income or assets of the borrower in the case of mortgage loans). Any reductions in net operating income (“NOI”) increase the risks of delinquency, foreclosure and default, which could result in losses to us. NOI of an income-producing property can be affected by many factors, including, but not limited to:

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
•uninsured or underinsured losses, such as possible acts of theft, terrorism, social unrest or civil disturbances;
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

The ability of a property owner, whether one of our borrowers or ourselves with respect to commercial properties we own, and our own financial performance with respect to commercial properties we own, will depend on the performance and financial health of the underlying tenants, which may be difficult to assess or predict. In addition, as the number of tenants with respect to a commercial property decreases or as tenant spaces on a property must be relet, the nonperformance risk of the loan related to such commercial property may increase. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan as lender and repay the principal as borrower. A substantial portion of our portfolio may be committed to the origination or purchasing of commercial real estate loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, such companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. The above financial challenges may make it difficult for such borrowers to make scheduled payments of interest or principal on their loans. Accordingly, advances made to such types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.

A portion of our portfolio also may be committed to the origination or purchasing of commercial real estate loans where the borrower has a history of poor operating performance, based on our belief that we can realize value from a loan on the property despite such borrower’s performance history. However, if such borrower were to continue to perform poorly after the origination or purchase of such loan, including due to the above financial challenges, we could be adversely affected.

Consumer demand, combined with tight labor markets and supply chain imbalances have created inflationary pressure on the economy. Increased operating costs could stress property performance and thus mortgage loan performance.

Consumer demand, combined with tight labor markets, increased government spending and supply chain imbalances have created inflationary pressure on the U.S. economy. Inflation, along with governmental measures to control inflation, including significant increases to interest rates, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on national, regional and local economies.

Increased costs, such as increased energy costs and wages, stress property performance and thus mortgage loan performance. In addition, investments with long-term leases that have flat rental rates or longer-term loans, such as existing conduit loans, with a fixed coupon may decrease in relative value.

Finally, certain assets or markets may be more negatively affected by inflation. For example, when inflation increases, consumers may cut back on expenses, including travel, which may impact markets driven by tourism, and also non-essential goods and services, which may impact the retail sector.

Loan modifications or restructurings of non-performing loans may be unsuccessful. The process for collecting or foreclosing mortgage liens or equity pledges may be expensive, lengthy and limited by the application of state, bankruptcy, insolvency and other debtor and tenant relief laws.

Loans may be or become non-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations. Such loans may require anything from minor modifications to a substantial amount of workout negotiations and/or restructuring, which may divert attention from other activities and may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of the loan. Moreover, the ability to implement a successful modification or restructuring entails a high degree of uncertainty, and we may not be able to implement any such modification or restructuring on favorable terms or at all. The financial or operating difficulties relating to the distressed or non-performing loan may never be overcome.

Each of our mortgage loans permits us to accelerate the debt upon default by the borrower. The courts of all states will enforce acceleration clauses in the event of a material payment default, subject in some cases to a right of the court to revoke such acceleration and reinstate the mortgage loan if a payment default is cured. The courts of any state, however, may exercise equitable powers and refuse to allow the foreclosure of a mortgage, deed of trust, or other security instrument or to permit the acceleration of the indebtedness if a default is deemed immaterial or the exercise of those remedies would be unjust or unconscionable or if a material default is cured. Several states (including California) have laws that prohibit more than one “judicial action” to enforce a payment obligation. Some courts have construed the term “judicial action” broadly. Jurisdictions with “one action,” “security first,” and/or “anti-deficiency” rules may limit our ability or the ability of a special servicer of a CMBS issuance to foreclose on a real property or to realize on obligations secured by a real property. Further, payments on one or more of our loans, particularly a loan to a borrower in which, through an affiliate, we also hold equity interests, may be subject to claims of equitable subordination that, if successful, would place our entitlement to repayment of the loan on an equal basis with holders of the borrower’s common equity only after all of the borrower’s obligations relating to its other debt and preferred securities has been satisfied.

Borrowers or junior lenders may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a discounted buy-out of the borrower’s or lender’s position in the loan. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed loan. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and also may subject us to environmental and other liabilities associated with owning real estate, adversely affecting our ability to sell the property and potentially causing us to incur substantial remediation costs. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property would further reduce the net sale proceeds and, therefore, increase any such losses to us.

At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would further delay the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Although commercial real estate lenders typically seek to reduce the risk of, or disincentivize, borrower bankruptcy through such items as non-recourse carveouts for bankruptcy and special purpose entity/separateness covenants and/or non-consolidation opinions for borrowing entities, the borrower may still seek the protection afforded by bankruptcy, insolvency and other debtor and tenant relief laws. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower would be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court). The lien securing the mortgage loan would be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. One of the protections offered in such proceedings to each of these parties is a stay of legal proceedings, and a stay of enforcement proceedings against collateral for such loans or underlying such securities (including the properties and cash collateral). A stay of foreclosure proceedings could adversely affect our ability to realize on our loan collateral and could adversely affect the value of those assets. Other results of such proceedings include the restructuring or forgiveness of debt, the ability to create super priority liens in favor of certain creditors of the debtor, the potential loss of cash collateral held by the lender if the lender is over-collateralized, and certain well-defined claims procedures. Additionally, the numerous risks inherent in the bankruptcy process create a potential risk of loss of our entire investment in any particular investment.

The due diligence process that we undertake in regard to investment opportunities may not reveal all facts and risks that may be relevant in connection with an investment and if we incorrectly evaluate the risks of our investments, we may experience losses.

The commercial real estate lending business depends on the creditworthiness and skills of borrowers and the sponsors thereof, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide range of information. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, we may misinterpret or incorrectly analyze this information, which may cause us to originate or purchase loans that we otherwise would not have originated or purchased and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.

Further, third-party diligence reports on mortgaged properties and the properties we own are made as of a point in time and are therefore limited in scope. Appraisals and engineering and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the properties we acquire and the mortgaged properties underlying our investments at or about the time of origination. These reports are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the properties may have fluctuated significantly since the appraisals were performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items.

The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. Before making a loan to a borrower, we assess the strength and skills of that entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties.

There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Insurance on the real estate underlying our loans and investments may not cover all losses, and this shortfall could result in both loss of cash flow from and a decrease in the asset value of the affected property.

The borrower, or we as property owner and/or originating lender, might not purchase enough or the proper types of insurance coverage to cover all losses.

In addition, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, pandemics, terrorism or acts of war or civil unrest that may be uninsurable or not economically insurable. A carrier can determine they will no longer take on these risks and not offer them at renewal or on new policies. Furthermore, inflation, frequency and intensity of natural catastrophes, changes in the reinsurance market, changes in building codes and ordinances and other factors are impacting the availability and cost of insurance. Certain locations (especially those in specialty hazard areas) are seeing changes in availability of coverages or limited availability for stated limits (e.g., named storm, flood and other specialty coverages) and shifts to higher premiums and deductibles on all coverages, especially special form coverages like earthquake and named storm.

If insurance required by our loan documents is or becomes commercially unavailable or only available at prohibitive rates prior to origination or at any point during the term of a loan or investment, Ladder may issue a waiver, force-place coverage (even at our cost) or seek to mitigate the risk of loss by obtaining recourse, but these actions may not eliminate all losses. In addition, servicers responsible for monitoring insurance coverage may also fail to notify us promptly if a borrower fails to maintain adequate coverage, resulting in a loss and limiting our remedies.

The factors outlined above might make insurance proceeds insufficient to repair or replace a given property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured or underinsured loss could result in both loss of cash flow from and a decrease in the asset value of the affected property. Additionally, higher insurance costs will reduce the net operating income of the properties underling our debt and equity investments, increasing the risks of delinquency, foreclosure and default, which could adversely affect our return on investment and result in losses to us.

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

The Company estimates its current expected credit losses (“CECL”) using U.S. GAAP (collectively, the “CECL Standard”). Under the CECL model, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment, held-to-maturity debt securities, and available for sale debt securities, including related future funding commitments. This measurement also takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. While the CECL Standard does not require any particular method for determining the CECL allowance, it does specify that the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. The CECL Standard may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses, such increase could adversely affect our business, financial condition and results of operations.

Certain balance sheet investments may be more illiquid and involve a greater risk of loss.

We originate and acquire balance sheet loans that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed, is located in a recovering market and/or requires rehabilitation or capital improvements in order to improve the value of the asset. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or fails to execute its business plan, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers often use the proceeds of a long-term mortgage loan to repay an interim loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on the borrower’s ability to execute its business plan, the sponsor’s financial wherewithal, market conditions and other factors. Properties undergoing rehabilitation or capital improvements are subject to the additional risks of unanticipated delays, cost over-runs, contractor non-performance or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property, and the failure of borrower’s sponsors to contribute sufficient equity funds in order to keep the loan “in balance.”

Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any un-stabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of our interim loan portfolio and may adversely affect the value of the portfolio. Such “liquidity risk” may be difficult or impossible to hedge against and may also make it difficult to effect a sale of such assets as we may need or desire. As a result, if we are required to liquidate all or a portion of our interim loan portfolio quickly, we may realize significantly less than the value at which such investments were previously recorded, which may fail to maximize the value of the investments or result in a loss.

In the case of real property, we cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot provide assurance that we will have cash available to correct those defects or to make those improvements. The Code also places limits on our ability as a REIT to sell certain properties held for fewer than two years.

Our investments in subordinate loans, subordinate participation interests in loans, preferred equity and subordinate CMBS rank junior to other senior debt and we may be unable to recover our investment in these interests.

We may originate or acquire subordinate loans (including mezzanine loans), subordinate participation interests in loans and subordinate rated and/or unrated CMBS (including, without limitation, certain “risk retention” interests required to be retained by certain participants in securitization transactions). In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or a non-recourse carve-out guarantor, or the assets of the borrower or non-recourse carve-out guarantors may not be sufficient to satisfy the loan and our legal costs. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on a subordinate loan from us or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan would be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

If a borrower defaults on our mezzanine loan, subordinate loan or debt senior to any loan, or in the event of a borrower bankruptcy, our mezzanine loan or preferred equity investment would be satisfied only after the senior debt, in the case of a mezzanine loan, or all senior and subordinated debt, in the case of a preferred equity investment, is paid in full. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine and subordinate loans may have higher loan-to-value ratios than first mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans or subordinate loans would result in operating losses for us.

In general, losses on a mortgaged property securing a mortgage loan included in a securitization would be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer and in some cases by the holder of a risk retention interest) and then by the holder of a higher-rated security. Even when we purchase very senior interests in loans and/or securitizations, in the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we may invest, we may not be able to recover all of our investment in the debt instruments or securities we purchased. In addition, if the underlying mortgage portfolio has been overvalued by the originating lender, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we may invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying the mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal in these securities.

Finally, subordinated interests are also generally not actively traded and may not provide holders thereof with a liquid investment, particularly during periods of market disruption.

Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us.

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of, securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure a defect of, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation or warranty or a material loan document deficiency; (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization; and (iv) may, depending upon our role in the securitization, (a) retain some or all of the risk retention interests in the securitization and/or (b) retain responsibility for ensuring compliance with risk retention rules (and may be required to indemnify other participants in the securitization for any violation of such rules, including in circumstances where some or all of the risk retention interests are retained by and/or sold to other parties). When we lead a single-asset or multi-asset securitization as an issuer, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

If loans that we sell or securitize do not comply with representations and warranties that we make about the loans, the borrowers, or the underlying properties, we may be required to repurchase such loans (including from a trust vehicle used to facilitate a structured financing of the assets through a securitization) or replace them with substitute loans. Repurchased loans typically would require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases could adversely affect our business and reputation.

When we participate in a public securitization, certain Risk Retention Rules apply. The Risk Retention Rules generally require that either: (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued; (ii) the sponsor or certain Third Party Purchasers retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for Third Party Purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of one or more subordinate tranches, or (iii) a combination of (i) and (ii). The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators and/or, upon satisfaction of certain requirements, a Third-Party Purchaser. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred or financed. Therefore, such risk retention interests would be generally illiquid and may not be easily financed. As a result of the Risk Retention Rules, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the Risk Retention Rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans.

The Risk Retention Rules and other rules and regulations that have been adopted or may be adopted in the future may alter the structure of securitizations and could pose additional risks to or reduce or eliminate the economic benefits of our participation in the securitization market.

Our access to the CMBS securitization market and the timing of our securitization and real estate sale activities may greatly affect our quarterly financial results.

We have historically expected to distribute certain of the first mortgage loans that we originate through securitizations and, in many circumstances, upon completion of a securitization, we recognize certain non-interest revenues which is included in total other income (loss) on our consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied and may in the future vary substantially from quarter to quarter based on the frequency, pricing, volume and timing of our securitizations and real estate sales. Our securitization activities are affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. Although due to changes resulting from the Risk Retention Rules required by the Dodd-Frank Act described elsewhere in this Annual Report, Ladder may potentially be required to defer income over the life of the securitization, thereby reducing such volatility in earnings, as a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

We may be subject to risks associated with unfunded conditional loan commitments or other future advances, such as declining real estate values and operating performance.

Our mortgage loan investments may require us to advance additional loan funds in the future. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. The majority of additional funds to loan borrowers require the occurrence of certain “good news” events, such as the owner executing a lease agreement or completing a major component of their business plan. Future funding commitments are subject to our loan borrowers’ satisfaction of certain conditions and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, leasing parameters and other nonfinancial events occurring.

The Company carefully monitors the progress of work at properties that serve as collateral underlying its commercial mortgage loans, including the progress of capital expenditures, construction, leasing and business plans in light of current market conditions. However, future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and required reserve re-balancings and the borrower or tenant being unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay its obligations to us. Where a borrower has failed to meet its obligations, we could determine that we need to modify the loan or advance funds to protect the collateral, which could result in our funding more money than we originally anticipated in order to maximize the value of our investment, even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.

If we purchase or originate loans secured by liens on facilities that are subject to a ground lease and such ground lease is terminated unexpectedly, our interests could be adversely affected.

A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally any real property improvements made by the lessee during the term of the lease revert to the owner at the end of the lease term. We may purchase or originate loans secured by liens on facilities that are subject to a ground lease, and, if the ground lease were to terminate unexpectedly, due to the borrower’s default on such ground lease or otherwise, our business could be adversely affected.

We have acquired and, in the future, may acquire net leased real estate assets, or make loans to owners of net leased real estate assets (including ourselves), which carry particular risks of loss that may have a material impact on our financial condition, liquidity and results of operations.

A substantial portion of our real estate investments are subject to net leases. A net lease requires the tenant to pay, in addition to the fixed rent, some or all of the property expenses that normally would be paid by the property owner. These properties subject to net leases will generally be occupied by a single tenant and, therefore, the success of these investments will be materially dependent on the financial stability of each such tenant (or, sometimes, its parent entity) and the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. A default of any such tenant on its lease payments would cause a loss the revenue from the property and force the owner, whether it be us or the borrower, to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, the owner may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment and re-letting the property. If a lease is terminated, the owner may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

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

The leases at the properties underlying commercial real estate loans or securities or the properties held by us may not be relet or renewed on favorable terms, or at all, which may result in a reduction in our net income, and as a result we may be required to reduce or eliminate cash distributions to shareholders.

Our investments in real estate may be pressured when economic conditions and rental markets are challenging. For instance, upon expiration or early termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We may be receiving above market rental rates which will decrease upon renewal, which would adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we may experience a reduction in net income and may be required to reduce or eliminate cash distributions to shareholders.

Current and future venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition and liquidity and disputes between us and our venture partners.

We have made, and may in the future make, investments through ventures with another party or parties. Such venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:
•we may not have exclusive control over the investment or the venture, which may prevent us from taking actions that are in our best interest;
•fraud or other misconduct by our venture partners;
•venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•we may rely upon our venture partners to manage the day-to-day operations of the venture and underlying loans or assets, as well as to prepare financial information for the venture and any failure to perform these obligations may have a negative impact our performance and results of operations;
•our venture partner may experience a change of control, which could result in new management of our venture partner with less experience or conflicting interests to ours and be disruptive to our business;
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
•a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;
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
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to continue to qualify as a REIT or maintain our exemption from registration under the Investment Company Act, even though we do not control the venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our future venture investments.

Our investments in CMBS and other real estate-related securities are generally subject to losses.

We currently invest in, and may continue to invest in, CMBS, a specific type of structured finance security. CMBS, including CLOs, are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgage loans or interests therein having a multi-family or commercial use, such as retail space, office buildings, industrial or warehouse properties, hotels, nursing homes and senior living centers. Accordingly, investments in CMBS are subject to the various risks described herein which relate to the pool of underlying assets in which the CMBS represents an interest. The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on the performance of the servicer or special servicer. We will bear the risk of loss on any CMBS we purchase.

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

The market value of our CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control and could influence our ability to obtain short-term financing on the CMBS. In addition, we may invest in CMBS investments that would experience the first loss in the event of a borrower default, including CMBS that are not rated or rated non-investment grade by any credit rating agency and junior tranches of CMBS issuances or of a mortgage loan. Moreover, the CMBS in which we may invest may have no, or only a limited, trading market. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity which may reoccur or continue and reduce the market value of CMBS. Some or all of the CMBS that we hold may be subject to restrictions on transfer and may be considered illiquid.

Subject to certain limits, we may also make investments in real estate-related equity or debt securities, including, but not limited to, those issued by REITs and real estate companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, financial obligations, business and prospects.

Any credit ratings assigned to our investments could be downgraded, which could have a material impact on our financial condition, liquidity and results of operations.

Some of our investments may be rated by one or more of Moody’s, Fitch, Standard & Poor’s, Realpoint, Dominion Bond Rating Service, Morningstar Credit Ratings, Kroll Bond Ratings or other credit rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot be assured that any such ratings will not be changed or withdrawn by a credit rating agency in the future if, in its judgment, circumstances warrant. If credit rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition.

Some of our portfolio investments are recorded at fair value and there is uncertainty as to the value of these investments. Furthermore, our determinations of fair value may have a material impact on our financial condition and results of operations.

The value of some of our investments may not be readily determinable or may be unreliable. We will value these investments quarterly at fair value under U.S. GAAP. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. Our determinations of fair value may have a material impact on our earnings, in the case of impaired loans and other assets, trading securities and available-for-sale securities that are subject to the CECL Standard or impairment review, or our accumulated other comprehensive income/(loss) in our shareholders’ equity, in the case of available-for-sale securities that are subject only to temporary impairments.

We utilize an internal model as our primary pricing source to develop prices for our CMBS and U.S. Agency securities. To confirm our own valuations, we request prices for each of our CMBS and U.S. Agency securities investments from third-party dealers and pricing services that employ various techniques, including discussion with their internal trading desks and the use of proprietary models and matrix pricing. The Company has access to review in detail, the inputs used by these third parties in developing their fair value estimates. On a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. Furthermore, in general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
Risks Related to Our Indebtedness

Our business is leveraged, which could lead to greater losses than if we were not as leveraged.

We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings may take the form of unsecured corporate debt, bank credit facilities, repurchase agreements and warehouse lines of credit, CLO issuances we sponsor and credit facilities from government agencies (including the FHLB). We may also issue debt or equity securities to fund our growth. The type and percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimates of the stability of our investment portfolio’s cash flow. In addition, a significant portion of our borrowings are based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

Incurring debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal, and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in: (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all; (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements; and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions, and investment yields may not increase with higher financing costs, including as a result of higher interest rates;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions or other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from capitalizing on business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all;

•make it more difficult to satisfy our financial obligations;
•limit our ability to borrow additional funds for working capital, acquisitions, debt service requirements, execution of our business strategy or other general partnership purposes;
•if we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with REIT requirements regarding the composition of our assets and our sources of income, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory; and
•we will have increased exposure to risks if the counterparties of our debt obligations are impacted by credit market turmoil or exposure to financial, regulatory or other pressures.

We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Although the agreements governing our indebtedness do limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described herein, including our inability to meet all of our debt service obligations, would be exacerbated.

The repurchase agreements that we use to finance our investments may require us to provide additional collateral, which could reduce our liquidity and harm our financial condition.

Our master repurchase agreements with various counterparties, our FHLB debt, and any other financing we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which could force us to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity or to otherwise reduce the amount of leverage we use to finance our business, which could cause significant losses. If we cannot meet these margin calls, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we would likely incur a loss on our repurchase transactions.

There can be no assurance that we will be able to access financing arrangements in the future on favorable terms, or at all, and our compliance with associated restrictive covenants may limit our ability to fully pursue our business strategies.

We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition and cash flows.

There is no assurance that we will be able to obtain, maintain or renew our financing on terms or advance rates favorable to us or at all. If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be negatively impacted. Our access to additional sources of financing depends upon a number of factors, over which we have little or no control, including:
•general market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of the shares of our Class A common stock.

A dislocation and/or weakness in the capital and credit markets could adversely affect one or more lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

Additionally, if we are unable to securitize our loans, replenish a warehouse line of credit, enter into or meet the managed reinvestment requirements of CLO transactions, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate our assets.

Furthermore, any financing facility that we enter into or bonds we issue may be subject to conditions and restrictive financial and operating covenants, which may limit our ability to take specific actions, even if we believe them to be in our best interest. For example, the indentures governing our unsecured bonds subject us to, among other things, a maximum ratio of indebtedness to equity and a minimum level of unencumbered assets. Our ability to comply with restrictive covenants and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events. To the extent we breach a covenant or cannot satisfy a condition, such financing may not be available to us, or may be required to be repaid in full or in part, which could limit our ability to pursue our business strategies. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, any default could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes or to maintain our exemption from registration under the Investment Company Act.

Any credit ratings assigned to our debt securities could be downgraded, which could have a material impact on our financial condition, liquidity and results of operations.

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

Our use of leverage may create a mismatch between the duration of financing and the life of the investments made using the proceeds of such financing, as well as between the index of our investments and the index of our leverage.

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

We are subject to counterparty risk associated with our debt obligations and cash balances.

Our counterparties for critical financial relationships, such as our lenders and depository institutions, include both domestic and international financial institutions that could experience financial or other pressures. If any of our counterparties were to limit or cease operation or fail to perform under our agreements, it could lead to financial losses for us.

For example, when we finance assets in a repurchase transaction, we sell securities and/or loans to a lender in return for a cash advance. The lender is obligated to resell those same assets back to us at the end of the term for the advance amount. If the lender defaults on its obligation, we will incur a loss on the transaction equal to the difference between the value of the assets sold and the cash we received from the lender (assuming there was no change in the value of the securities and/or loans).

In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. Under applicable insolvency laws, the lender may also be permitted to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured claim.

We, and certain of our vendors may, maintain cash in accounts with banking institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash could have an adverse effect on our liquidity, which could cause significant losses.

We have financed, and may in the future seek to, finance certain of our shorter-term loans via CLOs, and such transactions involve significant risks, including that the sponsor of such transactions will receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

We have financed certain of our shorter-term loans by contributing them into CLO transactions in which we retained securities rated below-investment grade. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt, because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Often CLOs contain loans that are more transitional than loans contributed to conduit securitizations. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. For example, reinvestment of loans into a CLO is subject to pre-approval by certain rating agencies. Finally, the Risk Retention Rule imposes a retention requirement of 5% of the issued debt classes by the sponsor of the CLO (as described above). These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

Market demand may limit our ability to issue CLOs and access their associated financing capacity. In addition, CLOs may not be actively traded, are relatively illiquid investments, and volatility in CLO trading market may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on underlying loan and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.

As a result of the requirements of the Risk Retention Rule, if we purchase a horizontal subordinate strip of a CLO to satisfy the Risk Retention Rule, we would not be able to dispose of those subordinate interests during the required risk retention period, which may increase our risk of loss.

A CLO may include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these tests. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in our cash flow from those interests.

Furthermore, if any CLO that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of the CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in the CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in the CLOs for an indefinite time.

We cannot predict the effects of the transition away from the London Interbank Offered Rate (“LIBOR”) on our assets, liabilities and results of operations.

We had both assets and liabilities affected by the transition from LIBOR to SOFR (Secured Overnight Financing Rate). During the transition, we took steps to maintain the anticipated economic terms of the existing contracts. However, there can be no guarantee that our provisions for this transition included adequate methodologies for adjustments or that SOFR will be similar to or produce the economic equivalent of, or be more or less favorable than, LIBOR, particularly during times of economic stress. As such, the effect of the transition to SOFR may adversely impact our cost of capital and net investment income, which could ultimately adversely impact our results of operations, cash flows and the market value and liquidity of our investments.

In addition, we cannot predict potential other unforeseen impacts of the transition away from LIBOR. SOFR has a limited history, having been first published in April 2018. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. SOFR-based rates will differ from LIBOR, and the differences may be material. SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities, which differs fundamentally from LIBOR. LIBOR was intended to be an unsecured rate that represented interbank funding costs for different short-term tenors. It was a forward-looking rate reflecting expectations regarding interest rates for those tenors. Thus, LIBOR was intended to be sensitive to bank credit risk and to short-term interest rate risk. In contrast, SOFR is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates. SOFR has been more volatile than other benchmark or market rates, including LIBOR, during certain periods. Also, more than one SOFR-based rate is used in the financial markets. Like LIBOR, some SOFR-based rates are forward-looking term rates; other SOFR-based rates are intended to resemble rates for term structures through their use of averaging mechanisms applied to rates from overnight transactions, as in the case of “simple average” or “compounded average” SOFR. Different kinds of SOFR-based rates will result in different interest rates. Mismatches between SOFR-based rates, and between SOFR-based rates and other rates, may cause economic inefficiencies, particularly if market participants seek to hedge one kind of SOFR-based rate by entering into hedge transactions based on another SOFR-based rate or another rate. For these reasons, among others, there is no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as LIBOR would have performed at any time, and there is no assurance that SOFR-based rates will be a suitable substitute for LIBOR.
Risks Related to Regulatory and Compliance Matters

If our subsidiary that is regulated as a registered investment adviser is unable to meet the requirements of the SEC or fails to comply with certain U.S. federal and state securities laws and regulations, it may face termination of its investment adviser registration, fines or other disciplinary action.

Our subsidiary, Ladder Capital Asset Management LLC (“LCAM”), is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. LCAM currently provides investment advisory services solely to Ladder-sponsored CLO Issuers. The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. Non-compliance with the Advisers Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

Our subsidiary that operates as a captive insurance company is subject to insurance laws and its outstanding borrowings are subject to the lending policies of the FHLB.

We have organized a captive insurance company, Tuebor (the “captive”), to provide coverage previously self-insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. The captive is regulated by the State of Michigan and is subject to regulations that cover all aspects of its business, including a requirement to maintain a certain minimum net capital. Violation of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The captive could also be found to be in violation of the insurance laws of states other than Michigan (i.e., states where insureds are located), in which case, fines and penalties could apply from those states. Under certain circumstances, regulatory actions (such as new rulemakings) impacting the captive could result in limitations on the ability of the captive to borrow from the FHLB and thereby impact the FHLB’s availability as a source of financing for our operations.

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

Tuebor’s outstanding advances from the FHLB as of December 31, 2023 were $115 million. FHLB advances amounted to 3.0% of the Company’s outstanding debt obligations as of December 31, 2023.
Certain of our entities have in the past and may in the future make loans to other of our entities on other-than-arms’-length terms.

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

We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, and do not propose to engage primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the Investment Company Act, because we are a holding company that will conduct its businesses primarily through majority-owned subsidiaries (including any series thereof), the securities issued by these subsidiaries (including any series thereof) that are excepted from the definition of “investment company” under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of adjusted total assets (exclusive of government securities and cash items) on an unconsolidated basis (the “40% test”). This requirement limits the types of businesses in which we may engage through our subsidiaries (including any series thereof). In addition, the assets we and our subsidiaries (including any series thereof) may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder, which may adversely affect our business.

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

We determine whether an entity (including any series thereof) is one of our majority-owned subsidiaries. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested that the SEC approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

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

See also “Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or exemption from registration under the Investment Company Act.”

Actual or perceived environmental, social and governance matters may cause us to incur additional costs or reputational harm or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations.

There has been increasing scrutiny and political pushback on companies from investors, regulators and other stakeholders related to environmental, social and governance (“ESG”) matters that has and may continue to result in inconsistent federal and state regulations and enforcement. For example, regulators are focused on companies that do not fulfill their claims of environmental sustainability and a variety of organizations, such as ESG ratings agencies, have developed and published rating systems and other scoring and reporting mechanisms to promote or accommodate the consideration of ESG factors by investors. However, certain state governors, legislatures, and attorneys general have passed laws or otherwise discouraged companies from considering ESG factors when making investment decisions, particularly with respect to public funds. Companies must balance these competing interests in determining how to best address ESG.

ESG ratings agencies evaluate and compare our ESG performance with that of others in our industry. We do not participate in all such systems and may not score as well in all of the available ratings systems, as the proliferation of third-party providers of ESG ratings and reports has resulted in varied standards. These ratings systems may, for example, not be correlated to each other, depend on estimates, and continue to evolve. Further, the extent to which such rating agencies accept company feedback and the timing for reflecting such feedback in their reports varies, and scores are often based on a relative ranking, which may cause our scores to deteriorate if peer rankings improve. Still, current shareholders and prospective investors may use these ratings, and/or their own internal ESG benchmarks, to determine whether, and to what extent, they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our board of directors accountable with respect to ESG matters.

Regardless of the industry, investors’ increased focus related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of a company’s ESG practices or ratings. If we do not adapt to or comply with ESG rating agency, investor or other stakeholder expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, we may suffer from reputational damage and our business, financial condition, and/or stock price could be materially and adversely affected. ESG rating agencies and our stakeholders may look to us to implement more or different ESG policies, procedures, standards or goals in order to improve our ratings, continue engaging with us, remain invested in us, or before they make further investments in us. In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve. As a result, our selection of ESG disclosure frameworks and topics may change from time to time, may result in a lack of comparative data from period to period, or differ from the expectations of our shareholders and other stakeholders. To the extent investors focused on ESG ratings or matters are not satisfied with our ESG ratings or progress, we may not be able to raise sufficient capital, which may adversely affect our revenues. Relatedly, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, and can present numerous operational, reputational, financial, legal and other risks, any of which could have negative impact on our business, reputation and stock price. Additionally, adverse incidents with respect to ESG activities could impact our reputation or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors. Any new rules or regulations may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
Risks Related to Hedging

We may choose to hedge our risks or not, and both choices could expose us to potential losses.

Part of our strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin transfers it is contractually owed under the terms of the hedging agreement). These potential payments would be contingent liabilities and, therefore, may not appear in our financial statements. The amount due would be equal to the unrealized loss of the open positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our results of operations, and our ability to fund these obligations depends on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, compliance with REIT rules, and other changing market conditions. Hedging against interest rate, credit and market value changes may fail to protect or could adversely affect our business because, among other things:

•hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available hedges may not correspond directly with the risk for which protection is sought;
•due to a credit loss or other factors, the duration of the hedge may not match the duration of the related liability;
•applicable law may require mandatory margining or clearing of certain hedges we may wish to use, which may raise costs;
•the counterparties with which we engage in hedging transactions may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign the hedging transaction;
•the hedging counterparty may default on its obligations to us (including payment or delivery obligations);
•we may have to limit our use of hedging techniques that might otherwise be advantageous or to implement those hedges through a TRS to comply with REIT requirements, increasing the cost of our hedging activities because our TRSs would be subject to tax on gains and hedging-related losses in our TRSs will generally not provide any tax benefit, except for losses carried forward against future taxable income in the TRSs; and
•we may purchase a hedge that turns out not to be necessary (i.e., a hedge that is out of the money).

In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner. We may also decide not to engage in one or more hedging transactions or refrain from using hedging to mitigate some or all of a specific risk, potentially resulting in losses.

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. For a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. We may also decide from time to time to close out, or terminate a portion of, our outstanding hedges upon the determination that they are no longer effective, which may result in incurring realized losses and increased exposure to the previously hedged risks.

A liquid secondary market may not exist for certain hedging instruments and they, therefore, may involve risks and costs that could result in material losses.

We cannot assure you that a liquid secondary market exists or will exist for our hedging transactions, and we may be required to maintain a position for a longer period than desired, which could result in misalignment with the risk being hedged and significant losses. Hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any governmental authorities. The use of derivative instruments is, however, subject to an increasing number of potentially applicable laws and regulations. These laws and regulations are complex, compliance with them may be costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation.

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

Part of our strategy will involve entering into hedging transactions that may be required to be cleared under relevant Commodity Futures Trading Commission (“CFTC”) regulations and therefore subject to associated margin requirements imposed by the applicable clearinghouse. The amount of margin we may be required to post on cleared transactions is subject to the rules of the relevant clearinghouse, which may provide the clearinghouse with discretion to increase those requirements. In addition, clearing intermediaries (e.g., futures commission merchants) who clear our trades with a clearinghouse may have contractual rights to increase the margin requirements above clearinghouse minimums.

With respect to uncleared swaps that could be needed to execute our hedging strategy, U.S. regulations may require our intermediaries to collect margin from us. Similar rules have been adopted in Europe and other jurisdictions where our dealer counterparties may be located. These rules impose obligations on many derivatives market participants to collect and post “variation margin” in connection with over-the-counter derivatives and, on a smaller group of market participants, to also collect and post “initial margin.” The overall impact on us depends on the impact on prices in the interdealer derivatives market (which may affect the pricing we can obtain from dealers) and whether one or both of these margin requirements apply to our derivatives counterparties when transacting with us. In general, initial margin requirements apply only if both counterparties have derivatives activities over regulatory thresholds. When they apply, the initial margin rules for uncleared derivatives are generally intended to impose higher margin requirements than those applicable for similar cleared derivatives. We could be subject to a requirement to post significantly more initial margin on uncleared swaps, which could significantly increase the costs of engaging in uncleared swaps as part of our heading strategies.

Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time and our failure to comply with any of these obligations could adversely affect our business, financial condition, results of operations, and our ability to make distributions to our shareholders.

In addition, we may transact in derivative instruments that are neither presently contemplated nor currently available, but which may be developed in the future, to the extent such opportunities are both consistent with our investment objectives and legally permissible. Any such transactions may expose us to unique and presently indeterminate risks, the impact of which may not be capable of determination until such instruments are developed and/or we determine to make such an investment.

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include:

•our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•variations in our quarterly operating results;
•a compression of the yield on our investments and an increase in the cost of our liabilities;
•changes in the value of our portfolio;
•failure to meet our earnings estimates;
•publication of research reports about us or the commercial real estate industry or the failure of securities analysts to cover our Class A common stock;
•additions or departures of our executive officers and other key management personnel;
•adverse market reaction to any indebtedness we may incur or loss of a major funding source or securities we may issue in the future;
•dilutive equity issuances by us, including additional shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock or securities convertible into Class A common stock, as authorized by our board of directors or pursuant to an equity incentive plan, or significant share resales by our shareholders, or the perception that such issuances or resales may occur;
•issuance of securities at a price less than our then-current book value per share;
•the timing, amount, pricing and any potential discontinuance of Class A common stock repurchases by the Company;
•the issuance of any debt or equity securities that rank senior to our Class A common stock or which may have rights, preferences and privileges more favorable than those of our Class A common stock;
•actions by shareholders;
•changes in market valuations or operating performance of similar companies;
•speculation in the press or investment community;

•changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;
•adverse publicity;
•actual or anticipated changes in our current or future dividend yield, including as a result of increases in market interest rates, which may lead investors to demand a higher dividend yield for our Class A common stock and would result in increased interest expenses on our debt that lowers our income available for distribution;
•failure to maintain our REIT qualification or exemption from registration under the Investment Company Act;
•a credit rating downgrade;
•significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, including us, which is not necessarily related to the operating performance of these companies;
•short-selling pressure with respect to shares of our Class A common stock or REITs generally;
•price and volume fluctuations in the overall stock market from time to time; and
•general market, economic, geopolitical and world health conditions or events, and trends including inflationary concerns.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their share price. This type of litigation could result in substantial costs and divert our attention and resources.

Our charter contains REIT-related restrictions on the ownership of, and ability to transfer, our Class A common stock.

Among other things, our charter provides that, subject to the exceptions and the constructive ownership rules described therein, no person may own, or be deemed to own, in excess of: (i) 9.8% in value of the outstanding shares of all classes or series of Ladder capital stock, or (ii) 9.8% in value or number (whichever is more restrictive) of the outstanding shares of any class of Ladder common stock.

In addition, the charter prohibits: (i) any person from transferring shares of Ladder Capital stock if such transfer would result in shares of Ladder capital stock being beneficially owned by fewer than 100 persons; and (ii) any person from beneficially or constructively owning shares of Ladder capital stock if such ownership would result in Ladder failing to qualify as a REIT.

There can be no assurance that our board of directors, as permitted in the charter, will increase, or will not decrease, this ownership limitation in the future. Any attempt to own or transfer shares of our Class A common stock in excess of the ownership limitation without the consent of our board of directors would result in either the shares being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

Our amended and restated certificate of incorporation and amended and restated by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for shareholder proposals and nominations, and placing limitations on convening shareholder meetings. Our charter also contains provisions that make removal of our directors difficult, which makes it more difficult for our shareholders to effect changes to our management and may prevent a change in control of the Company. In addition, we are subject to provisions of the Delaware General Corporate Law (the “DGCL”) that restrict certain business combinations with interested shareholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
Risks Related to Our Taxation as a REIT

If we fail to qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

We operate and intend to continue operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.

Although we have not requested and we do not intend to request a ruling from the IRS as to our REIT qualification, in connection with various corporate initiatives we have received opinions from Skadden, Arps, Slate, Meagher & Flom LLP

(“Skadden”) and Kirkland & Ellis LLP (“Kirkland”) with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court, are based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, were expressed as of the date issued and do not cover subsequent periods. Skadden and Kirkland have no obligation to advise us or the holders of our Class A common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law.

Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis that require the significant use of judgment. Our ability to satisfy the gross income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs are particularly difficult to interpret or to apply. If the IRS challenged our treatment of these assets as real estate assets for purposes of the REIT asset tests, and if such a challenge were sustained, we could fail to meet the asset tests applicable to REITs and thus fail to qualify as a REIT. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

Our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. The Company’s exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

If we were to fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. The tax would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our Class A common stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT and we would no longer be required to make distributions to shareholders. Additionally, for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including a corporate alternative minimum tax.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. The value of our interests in and, therefore, the amount of assets held in a TRS may also be restricted by our need to qualify for an exemption from registration as an investment company under the Investment Company Act. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns and the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We elected for certain of our subsidiaries to be treated as TRSs. Their after-tax income is available for distribution to us but is not required to be distributed to us. We monitor the value of our investments in our TRSs to ensure compliance with the 20% rule at the end of each calendar quarter. In addition, we scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify as a REIT and for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we would be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we would be subject to a non-deductible 4% excise tax if the actual amount distributed to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT qualification requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase CMBS at a discount, we are generally required to include the discount in taxable income prior to receiving the cash proceeds of the accrued discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices, make a taxable distribution of our shares, or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT, or avoid corporate income tax and the non-deductible 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our Class A common stock.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

To maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly cash distributions to our shareholders out of legally available funds therefor. Our dividend policy as a REIT generally is to pay quarterly distributions either in cash or stock to comply with the REIT distribution requirements of the Code. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Delaware law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

•the profitability of the assets we hold or acquire;
•the allocation of assets between our REIT-qualified and non-REIT-qualified subsidiaries;
•the impact of changes in interest rates on our net interest income;
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates;
•our ability to make profitable investments and to realize profit therefrom;
•margin calls or other expenses that may reduce our cash flow; and
•defaults in our asset portfolio or decreases in the value of our portfolio.

We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or any increase in the level of such distributions in the future or that the level of any distributions we do make to our shareholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

If we were to make a taxable distribution of shares of our stock, shareholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

We may distribute taxable dividends that are payable in cash and shares of our Class A common stock. Taxable shareholders receiving such distributions would be required to include the full amount of such distribution as income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a shareholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, shareholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a shareholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-U.S. shareholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our shareholders determine to sell shares of our Class A common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our Class A common stock.

Distributions payable by REITs do not qualify for the reduced tax rates available for some dividends.

Distributions out of our current earnings and profits that we make to our shareholders are generally taxable to our shareholders as ordinary income. However, a portion of our distributions may be designated by us as: (i) “capital gain dividends” subject to capital gains tax rates to the extent that they are attributable to capital gain income recognized by us; (ii) “qualified dividend income;” or (iii) to the extent that they exceed our current earnings and profits as determined for U.S. federal income tax purposes, a “return of capital,” which is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our Class A common stock.

While a reduced tax rate of up to 20% currently applies to “qualified dividend income” paid by non-REIT “C” corporations to domestic shareholders that are individuals, trusts and estates. Distributions of ordinary income payable by REITs, however, generally are not eligible for these reduced rates. However, pursuant to the 2017 Tax Cuts and Jobs Act, such domestic shareholders may generally be allowed to deduct from their taxable income one-fifth of the ordinary dividends payable to them by REITs for taxable years beginning before January 1, 2026. This would amount to a reduction in the effective tax rate on REIT dividends as compared to prior law. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.

Still, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our Class A common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% prohibited transaction tax that applies to certain gains derived by a REIT from dealer property or inventory, we intend to hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular corporate rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted on an arm’s length basis. There can be no assurances, however, that we will be able to avoid application of the 100% excise tax. The payment of any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to forgo attractive opportunities or liquidate attractive investments.

To qualify as REITs for U.S. federal income tax purposes, we and certain of our subsidiaries must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our stock. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution and may be unable to pursue or be required to liquidate investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Further, to qualify as REITs, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Neither ordinary nor capital gain distributions with respect to our Class A common stock nor gain from the sale of Class A common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•part of the income and gain recognized by certain qualified employee pension trusts with respect to our Class A common stock may be treated as unrelated business taxable income if shares of our Class A common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
•part of the income and gain recognized by a tax-exempt investor with respect to our Class A common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the Class A common stock;
•part or all of the income or gain recognized with respect to our Class A common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Code may be treated as unrelated business taxable income; and
•to the extent that we have “excess inclusion income,” e.g., from: (i) us (or a part of us, or a disregarded subsidiary of ours) being treated as a “taxable mortgage pool;” (ii) us holding residual interests in a REMIC securitization; or (iii) us receiving income from another REIT that is treated as excess inclusion income, a portion of the distributions paid to a tax-exempt shareholder that is allocable to such excess inclusion income may be treated as unrelated business taxable income.

The “taxable mortgage pool” rules may increase the taxes that we or our shareholders may incur and may limit the manner in which we effect future securitizations.

Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Certain categories of shareholders such as foreign shareholders eligible for treaty or other benefits, shareholders with net operating losses, and certain tax-exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to “excess inclusion income.” In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to pay the tax on any “excess inclusion income” ourselves. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Our subsidiary REIT currently owns 100% of the equity interests in each taxable mortgage pool created by our securitizations. While we believe that we have structured our securitizations such that the above taxes would not apply to our shareholders with respect to taxable mortgage pools held by our subsidiary REIT, our subsidiary REIT is in part owned by our TRS, which will pay corporate level tax on any income that it may be allocated from the subsidiary REIT. In addition, our subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, shareholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then (i) our subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

Moreover, some of the mortgage-backed securities that we acquire may have been issued with original issue discount. We are required to report such original issue discount based on a constant yield method and are taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectible, an offsetting loss deduction would become available only in the later year that uncollectability is provable.

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

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans and U.S. Agency securities, but other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business by us. We could be subject to this tax if we were to dispose of, modify or securitize loans in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. The 100% tax does not apply to gains from the sale of foreclosure property or property that is held through a TRS or other taxable corporation, as is the case with our securitization business, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

We intend to structure our activities to avoid prohibited transaction characterization. As a result, we may choose not to engage in certain transactions at the REIT level and may limit the structures we utilize for our CMBS transactions, even though the sales or structures might otherwise be beneficial to us. We may also contribute those assets to one of our TRSs and conduct the marketing and sale of those assets through that TRS. No assurance can be given that the IRS will agree with the treatment of the transaction by which those assets are contributed to our TRS. Even if the IRS does not dispute our treatment of such transaction, our TRS will be subject to U.S. federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales. Ultimately, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers in the ordinary course of business, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or exemption from registration under the Investment Company Act.

If the fair market value or income potential of our assets declines as a result of increased interest rates, general market conditions, government actions or other factors, including changes in the carrying value of certain assets, we may need to increase our real estate assets and income and/or liquidate our non-REIT-qualifying assets to maintain our REIT qualification or exemption from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make decisions that we otherwise would not make absent the REIT election and Investment Company Act considerations.

Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.

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

We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation.
Our taxable income is calculated differently than net income based on U.S. GAAP.
Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage-related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Refer to Note 15, Income Taxes, to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report, for additional information.
General Risk Factors

Our business model may not be successful. We may change our investment strategy, asset allocation and financing policy in the future without shareholder consent and any such changes may not be successful.

Our management team is authorized to follow broad investment guidelines that have been approved by our board of directors and has great latitude within those guidelines to determine which assets make proper investments for us. Those investment guidelines, as well as our financing strategy, asset allocation or hedging policies with respect to hedging, investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without the consent of our shareholders. There can be no assurance that any business model or business plan of ours will prove accurate, that our management team will be able to implement such business model or business plan successfully in the future or that we will achieve our performance objectives. Any business model of ours, including any underlying assumptions and predictions, merely reflect our assessment of the short- and long-term prospects of the business, finance and real estate markets in which we operate and should not be relied upon in determining whether to invest in our Class A common stock. Any change in our business model could result in our purchasing assets or entering into financing or hedging transactions in which we have no or limited experience with or that are different from, and possibly riskier than the assets, financing and hedging transactions described in this Annual Report. Changes in our investment strategy, financing strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.

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

Although we continuously monitor the design, implementation and operating effectiveness of our internal controls over financial reporting, there can be no assurance that significant deficiencies or material weaknesses will not occur in the future or will not be discovered with respect to a prior period for which we believe that internal controls were effective. If we fail to maintain effective internal controls, it could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis, which could cause stakeholders to lose confidence in our reported financial information.

We incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if material weaknesses in our internal control over financial reporting are identified, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Accounting and tax rules for certain of our transactions are highly complex and involve significant judgment and assumptions. The accuracy of our financial statements may be materially affected if our estimates, including loan loss reserves, prove to be inaccurate.

Financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include but are not limited to: (i) assessing the adequacy of the allowance for loan loss reserves; (ii) determining the fair value of investment securities; (iii) assessing other than temporary impairments on securities; (iv) allocation of purchase price for acquired or foreclosed real estate; (v) determining the fair value of collateral acquired through foreclosure; (vi) assessing impairments on real estate held for use or held for sale; (vii) transfers of financial assets; (viii) securitization transactions; and (ix) consolidation of variable interest entities.

These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income could be required. These complexities, along with changes in accounting interpretations or assumptions, could result in a need to restate our financial results and affect our ability to timely prepare our consolidated financial statements, and would likely have a significant adverse effect on our stock price.

Cybersecurity threats or other security breaches could cause significant business disruption and could possibly compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties, and along with the emerging use of artificial intelligence ("AI"), could harm our business and our reputation and subject us to regulatory scrutiny.

We rely on the efficacy of our cybersecurity policies, systems and processes developed and managed by our Cybersecurity Team in order to protect our technology assets from cybersecurity incidents and intrusions. The secure operation of our information technology (“IT”) networks and systems and the proper processing and maintenance of this information are critical to our business operations. The rise of high-profile security breaches by hackers, foreign governments, and other malicious actors has resulted in an increased risk of a security breach or IT disruption. Simultaneously, the state, federal and international regulatory environment related to information security, data collection and use, and privacy has become increasingly rigorous, with new and constantly changing requirements potentially applicable to our business.

We do not offer consumer products and therefore do not generally collect or maintain consumer personal data. We do, however, have access to financial and other potentially sensitive information of our borrowers, guarantors and other counterparties, in addition to confidential employee information, which we store in our IT systems. Our information technology and infrastructure has been and likely will continue to be subject to security incidents or breaches as a result of internal or external accidents, errors, or malfeasance. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and while we conduct due diligence on these vendors, these third parties are subject to their own cybersecurity threats. Such incidents may include unauthorized access to our data assets, phishing attacks, account takeovers, business email compromise, social engineering, denial of service, malicious software, ransomware that encrypts critical data as part of a scheme to extort payment, and other electronic or cybersecurity breaches. The results of a significant security incident could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, financial theft, theft of personal information, intellectual property or other sensitive or confidential data, increased cybersecurity protection costs, liability for notification of, and losses suffered by, individuals whose data is accessed or stolen as a result of a breach, regulatory fines and penalties, and reputational damage adversely affecting customer or investor confidence. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against all forms of attack. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to the circumstances relating to any particular breach.

Like others in the commercial real estate industry, we are exploring how artificial intelligence, or AI, may impact our business. Being slower than peers to adopt potentially useful technology could put us at a competitive disadvantage. This new and emerging technology, however, is in its early stages of commercial use and presents a number of inherent risks that, if not addressed, could affect its further development and adoption. For example, issues such as flawed algorithms, insufficient or poor-quality data sets, or AI hallucinatory behavior can generate irrelevant, nonsensical, misleading, biased or factually incorrect results. If we integrate AI into our business and the recommendations, forecasts, or analyses with which AI assists in producing are deficient or inaccurate, our reputation, business or customers could be harmed. In addition, regulatory and legal uncertainty, including regarding privacy, confidentiality and intellectual property, could subject companies that use AI to liability.

Litigation may adversely affect our business, financial condition and results of operations.

We may, from time to time, be subject to various legal proceedings and these proceedings may range from actions involving a single plaintiff to class action lawsuits. Litigation can be lengthy, expensive and disruptive to our operations and results cannot be predicted with certainty. There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found not liable.

Not all litigation expenses are covered by insurance. In addition, there can be no assurance that our insurance coverage will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any claim or event will not have a material negative impact on our business prospects, financial position, results of operations or cash flows.

We may face difficulties in obtaining and maintaining required authorizations or licenses to do business.

In order to implement our business strategies, we are required to obtain, maintain or renew certain licenses and authorizations (including “doing business” authorizations and licenses with respect to loan origination) from certain governmental entities, government-sponsored entities and similar bodies. There is no assurance that any particular license or authorization will be obtained, maintained or renewed quickly or at all. Any failure of ours to obtain, maintain or renew such authorizations or licenses may adversely affect our business. Any material failure, alone or in aggregate, could subject us to penalties, lead to a default under certain of our financing arrangements and/or result in the unenforceability of our loan documents.
Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

Ladder has a cybersecurity risk management program that is designed to assess, identify, manage, and govern material risks from cybersecurity threats. Our cybersecurity risk management program is also a key component of our overall risk management program.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cybersecurity threats or other security breaches could cause significant business disruption and could possibly compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties, and along with the emerging use of artificial intelligence (“AI”), could harm our business and our reputation and subject us to regulatory scrutiny” in Part I, Item 1A. “Risk Factors” for additional information.

Ladder leverages a senior cybersecurity team (the “Cybersecurity Team”) comprised of the Chief Technology Officer (“CTO”), Chief Administrative Officer and General Counsel, Chief Compliance Officer and Senior Regulatory Counsel, as well as senior representatives from Ladder’s outsourced technology firm. The Cybersecurity Team maintains Ladder’s cybersecurity program, which is designed to identify, detect and manage cybersecurity risks. The Cybersecurity Team monitors technology trends and developments to inform improvements and adjustments to Ladder's information technology (“IT”) infrastructure and oversees the Company's various cybersecurity training initiatives.

The members of the Cybersecurity Team have extensive on-the-job experience in cybersecurity matters, sharing responsibility for cybersecurity, as well as for regulatory, compliance and/or IT. Ladder’s CTO has over 20 years of experience in the design, engineering, implementation, and management of information technology, including as the founder of an IT managed servicer provider for professional and financial services companies.

Ladder conducts routine risk assessments to identify cyber threats and vulnerabilities and assess the likelihood of occurrence and severity of the impact of such threats and vulnerabilities on the Company. Ladder regularly updates the risk assessment in order to inform Ladder’s cybersecurity program and controls and to prioritize risk mitigation and remediation in an evolving threat landscape. Ladder maintains cybersecurity policies and procedures designed to manage these risks and ensure that the Cybersecurity Team and other relevant employees are informed of cybersecurity incidents in a timely manner. These policies include incident response, data classification, physical and network security polices, remote access, record retention and secure destruction policies. The Cybersecurity Team conducts a formal evaluation of Ladder’s applicable policies and cyber risks and mitigants on at least an annual basis. Ladder’s outsourced technology firm, as well as internal auditors, participate in this evaluation.

Ladder also maintains processes designed to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers based on the service provider’s risk profile. Ladder does not generally maintain consumer data, and does not extensively leverage third parties to manage or process sensitive data. Most of the third parties that have access to sensitive information belonging to us or our borrowers, clients or other counterparties are lenders, law firms and other third parties that require such access in connection with Ladder’s commercial lending activities. These third parties tend to be highly regulated and generally maintain mature cybersecurity programs and data security controls. When Ladder leverages third-party service providers that collect or maintain sensitive information, Ladder conducts initial diligence on such third parties and conducts ongoing monitoring that includes annual due diligence questionnaires and contractual data security protections.

In addition to the policies and procedures discussed above, Ladder leverages industry standard third-party technology, tools and services to assist in monitoring, detecting and managing cyber threats, including managed security service monitoring, endpoint detection and response tools. Ladder also maintains other appropriate cybersecurity controls, including:

•Annual penetration testing by rotating third-party vendors;
•Vulnerability scans;
•Company-wide cybersecurity training, including quarterly phishing exercises;
•Tabletop exercises;
•Vendor cybersecurity diligence; and
•Cyber insurance.

The Audit Committee, on behalf of the board of directors, is responsible for oversight of the Company’s strategies to assess and mitigate cybersecurity risks, as set forth in the Audit Committee’s charter. The Audit Committee receives quarterly or as needed updates from the CTO regarding the cybersecurity risks the Company faces based on the current cybersecurity threat landscape, as well as the status of the measures undertaken by the Company to manage those risks.
Item 2. Properties

We lease our corporate headquarters office at 320 Park Avenue, 15th Floor, New York, New York, 10022. The Company also leases regional offices in Los Angeles, California and Miami, Florida. Refer to Schedule III included in Item 8 of this Annual Report on Form 10-K for a listing of investment properties owned as of December 31, 2023.
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

Holders

On February 2, 2024, the Company had 25 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on February 2, 2024 was $10.79. On February 2, 2024, the Company had no Class B common shareholders of record and no Class B common stock outstanding.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization voided the remaining unused buyback capacity per the August 4, 2021 authorization, and increased the remaining authorization at the time from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2023, the Company repurchased 269,000 shares of Class A common stock at an average of $9.22 per share for a total aggregate purchase price of $2.5 million. As of December 31, 2023, the Company has a remaining amount available for repurchase of $44.3 million, which represents 3.0% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.51 per share on such date.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the three months ended December 31, 2023 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2023 - October 31, 2023	—	$—	—	$44,255,768
November 1, 2023 - November 30, 2023	—	—	—	44,255,768
December 1, 2023 - December 31, 2023	—	—	—	44,255,768
Total	—	$—	—	$44,255,768

(1)         In July 2022, our board of directors renewed the Company’s ability to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.
(2)    Amount excludes commissions paid associated with share repurchases.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2023, relating to the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) pursuant to which equity securities of the Company were authorized for issuance. New awards will be issued under the 2023 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2023 Omnibus Incentive Plan”).

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

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period December 31, 2018 through December 31, 2023 to the Bloomberg REIT Mortgage Index and the Standard & Poor’s Index (“S&P 500 Index”). The closing price of the Company’s Class A common stock on December 31, 2018 (on which the graph is based) was $15.47. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Total Shareholder Returns
Based upon initial investment of $100 on December 31, 2018 (1)

200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
Dec. 2018
Mar. 2019
Jun. 2019
Sep. 2019
Dec. 2019
Mar. 2020
Jun. 2020
Sep. 2020
Dec. 2020
Mar. 2021
Jun. 2021
Sep. 2021
Dec. 2021
Mar. 2022
Jun. 2022
Sep. 2022
Dec. 2022
Mar. 2023
Jun. 2023
Sep. 2023
Dec. 2023
LADR
Bloomberg REIT Mortgage Index
S&P 500 Index

	Ladder Capital Corp	Bloomberg REIT Mortgage Index	S&P 500 Index
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	$125.40	$122.05	$128.88
December 31, 2020	$78.09	$96.09	$149.83
December 31, 2021	$97.54	$109.48	$190.13
December 31, 2022	$90.63	$90.04	$153.16
December 31, 2023	$106.08	$97.32	$190.27

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

Results of Operations

A discussion regarding our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Year ended December 31, 2023 compared to the year ended December 31, 2022

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,
	2023	2022	Difference
Net interest income
Interest income	$407,284	$293,520	$113,764
Interest expense	245,097	195,602	49,495
Net interest income (expense)	162,187	97,918	64,269
Provision for (release of) loan loss reserves, net	25,096	3,711	21,385
Net interest income (expense) after provision for (release of) loan loss reserves	137,091	94,207	42,884
Other income (loss)
Real estate operating income	96,950	108,269	(11,319)
Net result from mortgage loan receivables held for sale	(523)	(2,511)	1,988
Realized gain (loss) on securities	(276)	(73)	(203)
Unrealized gain (loss) on securities	29	(86)	115
Realized gain (loss) on sale of real estate, net	8,808	115,998	(107,190)
Fee and other income	9,178	15,020	(5,842)
Net result from derivative transactions	1,481	12,360	(10,879)
Earnings from investment in unconsolidated ventures	758	1,410	(652)
Gain on extinguishment of debt	10,718	685	10,033
Total other income (loss)	127,123	251,072	(123,949)
Costs and expenses
Compensation and employee benefits	63,618	75,836	(12,218)
Operating expenses	19,503	20,716	(1,213)
Real estate operating expenses	37,587	38,605	(1,018)
Investment related expenses	8,847	7,235	1,612
Depreciation and amortization	29,914	32,673	(2,759)
Total costs and expenses	159,469	175,065	(15,596)
Income (loss) before taxes	104,745	170,214	(65,469)
Income tax expense (benefit)	4,244	4,909	(665)
Net income (loss)	$100,501	$165,305	$(64,804)

Investment Overview

Activity for the year ended December 31, 2023 included originating and funding $68.4 million in principal value of commercial mortgage loans and $726.7 million of principal repayments, which contributed to a net decrease in our loan portfolio of $0.8 billion. Activity for the year ended December 31, 2023 included securities purchases of $144.0 million, sales of $17.8 million and $232.1 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $102.0 million. We acquired $87.6 million in real estate via foreclosure and received proceeds from the sale of real estate of $43.3 million as a result of the sale of one investment. In addition, we purchased $5.2 billion of short-term U.S. Treasury securities during the year ended December 31, 2023, of which $4.3 billion matured during the year ended December 31, 2023.

Activity for the year ended December 31, 2022 included originating and funding $1.3 billion in principal value of commercial mortgage loans, which was offset by $0.9 billion of principal repayments and $29.2 million of proceeds of sales of loans. We acquired $96.2 million of new securities, which was offset by $5.8 million of sales and $184.8 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $115.8 million during the year ended December 31, 2022. We acquired $24.8 million in real estate and received proceeds from the sale of real estate of $310.5 million as a result of the sale of eight investments.

Net Interest Income

The $113.8 million increase in interest income was primarily attributable to increases in prevailing interest rate benchmarks on our floating rate balance sheet loan and securities portfolios partially offset by net payoffs. There was a $(0.3) billion decrease in average loan investments from $3.9 billion for the year ended December 31, 2022 to $3.6 billion for the year ended December 31, 2023. There was a $(152.6) million decrease in average securities investments from $648.1 million for the year ended December 31, 2022 to $495.5 million for the year ended December 31, 2023.

The $49.5 million increase in interest expense is primarily related to higher prevailing rates on our floating rate debt and higher outstanding balances on our loan repurchase facilities. The increase in interest expense was partially offset by lower interest expense as a result of lower average spreads on secured debt and reductions in the outstanding balances of our long-term mortgage loan debt, securities repurchase financing, and FHLB borrowings as well as a reduction in expense as a result of redemptions of our Notes.

As of December 31, 2023, the weighted average yield on our mortgage loan receivables was 9.6%, compared to 8.8% as of December 31, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of December 31, 2023, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.5%, compared to 4.8% as of December 31, 2022. The increase in the rate on borrowings against our mortgage loan receivables from December 31, 2022 to December 31, 2023 was primarily due to the increase in prevailing interest rates. As of December 31, 2023, we had outstanding borrowings secured by our mortgage loan receivables equal to 53.1% of the carrying value of our mortgage loan receivables, compared to 43.0% as of December 31, 2022.

As of December 31, 2023, the weighted average yield on our securities was 6.1%, compared to 5.2% as of December 31, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of December 31, 2023, the weighted average interest rate on borrowings against our securities was 5.8%, compared to 4.8% as of December 31, 2022. The increase in the rate on borrowings against our securities from December 31, 2022 to December 31, 2023 was primarily due to higher prevailing market borrowing rates as of December 31, 2023 compared to December 31, 2022. As of December 31, 2023, we had outstanding borrowings secured by our securities equal to 24.0% of the carrying value of our real estate securities, compared to 75.6% as of December 31, 2022.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2023, the weighted average interest rate on mortgage borrowings against our real estate assets was 5.9%, compared to 5.5% as of December 31, 2022. As of December 31, 2023, we had outstanding borrowings secured by our real estate equal to 60.3% of the carrying value of our real estate, compared to 71.1% as of December 31, 2022.

Provision for (release of) Loan Loss Reserves

The provision for the year ended December 31, 2023 of $25.1 million represents an increase in the general reserve of loans held for investment. The increase in the provision associated with the general reserve during the year ended December 31, 2023 was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loans as a result of repayments.

The provision for the year ended December 31, 2022 of $3.7 million represents an increase in the general reserve of loans held for investment of $6.5 million and an increase related to unfunded loan commitments of $0.3 million partially offset by a $3.1 million recovery of provision. The increase in provision associated with the general reserve during the year ended December 31, 2022 is primarily due to adverse changes in macroeconomic scenarios and an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The decrease of $11.3 million in real estate operating income primarily relates to operating income earned on properties sold during the twelve months ended December 31, 2022 and December 31, 2023 for which there was an immaterial amount or no operating income during the current period.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the year ended December 31, 2023, we did not sell any conduit loans and recorded $0.5 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the year ended December 31, 2022, we sold two conduit loans for a net gain of $0.2 million and recorded $2.6 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized loss on securities for the year ended December 31, 2023 was $(0.3) million compared to a realized loss of $(0.1) million for December 31, 2022. For the year ended December 31, 2023, we sold $14.9 million of CMBS securities. For the year ended December 31, 2022, we sold $4.3 million of CMBS securities and $1.5 million of equity securities.

Realized Gain (Loss) on Sale of Real Estate, Net

There was a decrease of $107.2 million in realized gain (loss) on the sale of real estate for the year ended December 31, 2023, which was a result of one sale during the year ended December 31, 2023, as compared to eight sales during the year ended December 31, 2022. During the year ended December 31, 2023, there was a sale of one hotel property for a realized gain of $8.8 million. During the year ended December 31, 2022, there were sales of: (i) two office properties for a realized gain of $61.5 million; (ii) one warehouse property for a realized gain of $14.6 million; (iii) three apartment buildings for a combined realized gain of $29.1 million; and (iv) two retail properties for a realized gain of $10.8 million.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $5.8 million decrease in fee and other income was primarily due to the timing of loan payoffs for the year ended December 31, 2023 as compared to the year ended December 31, 2022, partially offset by an increase in dividends from FHLB stock.

Net Result from Derivative Transactions

Net result from derivative transactions of $1.5 million is composed of a realized gain of $1.9 million and an unrealized loss of $(0.4) million for the year ended December 31, 2023, compared to a net gain of $12.4 million for the year ended December 31, 2022, which was comprised of a realized gain of $11.8 million and a $0.6 million unrealized gain resulting in a decrease of $10.9 million. The hedge positions primarily relate to fixed rate conduit loans, and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2023 was primarily related to increases in interest rates during the year ended December 31, 2023. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings from Investment in Unconsolidated Ventures

Earnings from our investment in unconsolidated ventures totaled $0.8 million and $1.4 million for the year ended December 31, 2023 and 2022, respectively. The $0.6 million decrease in earnings from investments in unconsolidated ventures is attributable to higher interest expense due to a higher debt balance at the property as a result of a refinancing in 2023. Our maximum exposure to loss from these investments is limited to the carrying value of our investment.

Gain on Extinguishment of Debt

Gain on extinguishment of debt totaled $10.7 million for the year ended December 31, 2023. During the year ended December 31, 2023, the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt; (2) $38.9 million of principal of the 2027 Notes for a repurchase price of $31.8 million, recognizing a $6.8 million net gain on extinguishment of debt after recognizing $(0.3) million of unamortized debt issuance costs associated with the retired debt; and (3) $13.1 million of principal of the 2029 Notes for a repurchase price of $10.3 million, recognizing a $2.6 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt.

Gain on extinguishment of debt totaled $0.7 million for the year ended December 31, 2022. During the year ended December 31, 2022, the Company retired: (1) $4.0 million of principal of the 2025 Notes for a repurchase price of $3.7 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(23) thousand of unamortized debt issuance costs associated with the retired debt; (2) $1.0 million of principal of the 2027 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(9) thousand of unamortized debt issuance costs associated with the retired debt; and (3) $1.0 million of principal of the 2029 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(14) thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity-based compensation and other employee benefits. The decrease of $12.2 million in compensation expense is primarily due to to the timing of employee stock and bonus compensation in 2021, 2022 and 2023.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the year ended December 31, 2023 as compared to December 31, 2022 of $1.2 million was primarily related to a decrease in professional and technology expenses.

Real Estate Operating Expenses

The decrease of $1.0 million from year ended December 31, 2023 to December 31, 2022 was primarily due to the absence of operating expenses for properties that were sold during the twelve months ended December 31, 2022 for which there was no operating expense during the current period.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The increase during the year ended December 31, 2023 as compared to December 31, 2022 of $1.6 million was primarily attributable to an increase in loan related expenses.

Depreciation and Amortization

The $2.8 million decrease during the year ended December 31, 2023 as compared to December 31, 2022 in depreciation and amortization is primarily attributable to the timing of one real estate sale and three acquisitions that occurred after December 31, 2022, and the timing of eight sales and two acquisitions during the year ended December 31, 2022.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in expense of $0.7 million during the year ended December 31, 2023 as compared to December 31, 2022 is primarily a result of a tax reserve recognized in 2022 offset by changes in income generated by our TRSs.

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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds; (2) CLO issuances; (3) committed secured funding provided by banks and other lenders; (4) long term non-recourse mortgage financing; (5) uncommitted secured funding sources, including asset repurchase agreements with a number of banks; (6) unsecured Revolving Credit Facility and (7) secured advances from the FHLB through our captive insurance company.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $1.0 billion at December 31, 2023, of which $1.0 billion was unrestricted cash and cash equivalents and $15.4 million was restricted cash. We held cash and cash equivalents of $609.1 million and restricted cash of $50.5 million as of December 31, 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$180,604	$106,710
Net cash provided by (used in) investing activities	793,503	81,590
Net cash provided by (used in) financing activities	(557,766)	(150,244)
Net increase (decrease) in cash, cash equivalents and restricted cash	$416,341	$38,056

Year ended December 31, 2023

We experienced a net increase in cash, cash equivalents and restricted cash of $416.3 million for the year ended December 31, 2023, reflecting cash provided by operating activities of $180.6 million, cash provided by investing activities of $793.5 million and cash used in financing activities of $(557.8) million.

Net cash provided by operating activities of $180.6 million was primarily driven by net interest income and increases in net operating income on our real estate portfolio.

Net cash provided by investing activities of $793.5 million was driven by $738.5 million of repayment from mortgage loan receivables, $232.1 million in repayments on securities, and $17.8 million of proceeds from sale of securities, partially offset by $(144.0) million in purchases of securities and $(68.4) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(557.8) million was primarily as a result of net repayments of borrowings of $(427.1) million, $(116.4) million of dividend payments, $(7.9) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(2.5) million purchase of treasury stock, and $(3.4) million in deferred financing cost.

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
Unencumbered Assets

As of December 31, 2023, we held unencumbered cash of $1.0 billion, unencumbered loans of $1.1 billion, unencumbered securities of $342.8 million, unencumbered real estate of $160.8 million and $394.2 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2022, we held unencumbered cash and cash equivalents of $609.1 million, unencumbered loans of $1.7 billion, unencumbered securities of $97.5 million, unencumbered real estate of $140.3 million and $351.6 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2023 are set forth in the table below ($ in thousands):

December 31, 2023
Committed loan repurchase facilities	$604,999
Committed securities repurchase facility	—
Uncommitted securities repurchase facilities	1,608
Total repurchase facilities	606,607
Mortgage loan financing(1)	437,759
CLO debt(2)	1,060,719
Borrowings from the FHLB	115,000
Senior unsecured notes(3)	1,563,861
Total debt obligations, net	$3,783,946

(1)Presented net of unamortized debt issuance costs of $1.4 million and net of premiums of $1.8 million as of December 31, 2023.
(2)Presented net of unamortized debt issuance costs of $2.1 million as of December 31, 2023.
(3)Presented net of unamortized debt issuance costs of $11.8 million as of December 31, 2023.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of December 31, 2023 and December 31, 2022. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed Loan Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity as of December 31, 2023. As of December 31, 2023, the Company had $605.0 million of borrowings outstanding, with an additional $637.0 million of committed financing available. As of December 31, 2022, the Company had $616.9 million of borrowings outstanding, with an additional $683.1 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2023.

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

Committed Securities Facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2023, the Company had no borrowings outstanding, with an additional $100.0 million of committed financing available. As of December 31, 2022, the Company had $8.6 million of borrowings outstanding, and an additional $91.4 million of committed financing available.

Uncommitted Securities Facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving Credit Facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. On January 25, 2024, the Company amended its Revolving Credit Facility to extend the final maturity date to January 25, 2029. As of December 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $437.8 million and $498.0 million, net of unamortized premiums of $1.8 million and $2.4 million as of December 31, 2023 and December 31, 2022, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.6 million and $0.7 million and $1.4 million of premium amortization, which decreased interest expense for the years ended December 31, 2023, 2022, and 2021 respectively. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 9.03%, and, as of December 31, 2023, have anticipated maturity dates between 2024 - 2031, with an average term of 3.1 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $474.7 million and $559.9 million as of December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023 the Company did not execute any new term debt agreements to finance properties in its real estate portfolio. During the year ended December 31, 2022, the Company executed one new term debt agreement to finance properties in its real estate portfolio.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities, for additional information.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities, for additional information.

As of December 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.1 million were included in CLO debt as of December 31, 2023.

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

As of December 31, 2023, Tuebor had $115.0 million of borrowings outstanding, with terms of 0.3 years to 0.75 years (with a weighted average of 0.57 years), interest rates of 5.76% to 5.88% (with a weighted average of 5.82%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2023, collateral for the borrowings was comprised primarily of $140.3 million of CMBS.

As of December 31, 2022, Tuebor had $213.0 million of borrowings outstanding, with terms of 0.6 years to 1.75 years (with a weighted average of 1.25 years), interest rates of 2.74% to 4.70% (with a weighted average of 4.52%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2022, collateral for the borrowings was comprised primarily of $248.8 million of CMBS.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $0.8 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2023. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.
Senior Unsecured Notes

As of December 31, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $635.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of December 31, 2023 and 2022. The Notes are presented net of unamortized debt issuance costs of $11.8 million and $15.4 million as of December 31, 2023 and December 31, 2022, respectively.

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

During the year ended December 31, 2023, the Company repurchased $16.2 million of the 2025 Notes and recognized a net gain of $1.3 million on extinguishment of debt, $38.9 million of the 2027 Notes and recognized a net gain of $6.8 million on extinguishment of debt, and $13.1 million of the 2029 Notes and recognized a net gain of $2.6 million on extinguishment of debt.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2023, the Company has a remaining amount available for repurchase of $44.3 million, which represents 3.0% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.51 per share on such date. Refer to Note 10, Equity Structure and Accounts, to our consolidated financial statements included elsewhere in this Annual Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2023 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1 - March 31, 2023	250,000	(2,285)
September 1 - September 30, 2023	19,000	(196)
Authorizations remaining as of December 31, 2023		$44,256

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

All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Delaware law and other factors as our board of directors may deem relevant from time to time.

Refer to Note 10, Equity Structure and Accounts, to our consolidated financial statements included elsewhere in this Annual Report, for disclosure of dividends declared.

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $738.5 million for the year ended December 31, 2023 and $909.8 million for the year ended December 31, 2022. Repayment of real estate securities provided net cash of $232.1 million for the year ended December 31, 2023, and $184.8 million for the year ended December 31, 2022.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were no proceeds from sales of mortgage loans for the year ended December 31, 2023, and there were $29.2 million of proceeds from sales of mortgage loans for the year ended December 31, 2022.

Proceeds from the Sale of Securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $17.8 million for the year ended December 31, 2023, and $5.8 million for the year ended December 31, 2022.

Proceeds from the Sale of Real Estate

There were $13.4 million, net proceeds from sales of real estate for the year ended December 31, 2023, and $310.5 million for the year ended December 31, 2022.

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

Contractual Obligations

Contractual obligations as of December 31, 2023 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$320,900	$481,915	$310,620	$45,555	$1,158,990
Senior unsecured notes	—	327,756	611,939	635,919	1,575,614
Interest payable(3)	100,321	161,693	83,146	17,019	362,179
Other funding obligations(4)	75,648	—		10,002	85,650
Operating lease obligations	2,171	4,426	15,575	—	22,172
Total	$499,040	$975,790	$1,021,280	$708,495	$3,204,605

(1)As more fully disclosed in Note 6, Debt Obligations, Net, to our consolidated financial statements included elsewhere in this Annual Report, the allocation of repayments under our committed loan repurchase facilities is based on the earlier of: (i) the maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $2.1 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2023 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2023. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $128.6 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Future Liquidity Needs

In addition to the future contractual obligations above, the Company, in the coming year and beyond, as a part of its normal course of business will require cash to fund unfunded loan commitments and new investments in a combination of balance sheet mortgage loans, conduit loans, real estate investments and securities as it deems appropriate as well as necessary expenses as a part of general corporate purposes. These new investments and general corporate expenses may be funded with existing cash, proceeds from loan and securities payoffs, through financing using our Revolving Credit Facility or loan and security financing facilities, or through additional debt or equity raises. The Company has no known material cash requirements other than its contractual obligations in the above table, unfunded commitments and future general corporate expenses.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of December 31, 2023, our off-balance sheet arrangements consisted of $204.0 million of unfunded commitments of mortgage loan receivables held for investment, 63% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2022, our off-balance sheet arrangements consisted of $321.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

LIBOR Transition to SOFR

As of December 31, 2023, all of our floating rate loans earn interest at a rate indexed to Term SOFR; and all of our floating rate debt obligations bear interest indexed to Term SOFR.

Interest Rate Environment

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for further disclosures surrounding the impact of rising or falling interest rate on our earnings.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. The Company’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material effect on the Company’s financial results. For all of these estimates, we caution that future events rarely develop exactly as forecasted and, therefore, routinely require adjustment.

During 2023, management reviewed and evaluated these critical accounting policies and estimates and believes they are appropriate. Our significant accounting policies are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report. The following is a list of accounting policies that require more significant estimates and judgments:

•Allowance for loan losses
•Acquisition of real estate
•Impairment or disposal of long lived assets
•Identified intangible assets and liabilities
•Variable interest entities
•Valuation of financial instruments

The following is a summary of accounting policies that require more significant management estimates and judgments:

Allowance for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplements its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. The Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write offs of aged interest receivable. The Company has made a policy election to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans. For collateral dependent loans, the Company may elect a practical expedient which allows the Company to measure expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. If foreclosure is probable, the Company is required to measure for expected losses using this methodology.

The Company generally will use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for loans and in certain cases will obtain external appraisals. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macroeconomic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Annual Report. The provision for (release of) loan losses for the year ended December 31, 2023 and December 31, 2022 was $25.1 million and $3.7 million, respectively.

During the year ended December 31, 2023, there was a charge off of reserve of $2.7 million. The allowance for loan losses at December 31, 2023 and December 31, 2022 was $43.9 million and $21.5 million, respectively. The allowance includes $0.7 million of reserves for unfunded commitments at December 31, 2023 and December 31, 2022. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2023 and December 31, 2022, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of December 31, 2023 and December 31, 2022. We did not record any impairments of real estate for the years ended December 31, 2023 or December 31, 2022.

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

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report.

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

As discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report, we do not designate derivatives as hedges to qualify for hedge accounting and, therefore, any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our GAAP income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from distributable earnings until the related asset is sold and/or the hedge position is considered “closed,” whereupon they would then be included in distributable earnings in that period. These are reflected as “Adjustments for derivative results” for purposes of computing distributable earnings for the period. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and changes in the fair value of the derivatives used to hedge such assets.

As more fully discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report, our investments in Agency interest-only securities and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the fair value securities adjusts for timing differences between when we recognize changes in the fair values of our assets. With regard to securities valuation, distributable earnings includes a decline in fair value deemed to be an impairment for GAAP purposes only if the decline is determined to be nearly certain to be eventually realized. In those cases, an impairment is included in distributable earnings for the period in which such determination was made. Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Year Ended
	December 31	December 31
	2023	2022
Income (loss) before taxes	$104,745	$170,214
Net (income) loss attributable to noncontrolling interests in consolidated ventures (GAAP)	624	(23,088)
Our share of real estate depreciation, amortization and gain adjustments (1)	18,602	(29,188)
Adjustments for derivative results (2)	716	(9,381)
Unrealized (gain) loss on fair value securities	(29)	86
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(604)	1,356
Adjustment for impairment (3)	25,096	6,816
Non-cash stock-based compensation	18,577	31,584
Distributable earnings	$167,727	$148,399

(1)	The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments ($ in thousands):
		Year Ended
		December 31,	December 31,
		2023	2022
	Total GAAP depreciation and amortization	$29,914	$32,673
	Less: Depreciation and amortization related to non-rental property fixed assets	(431)	(42)
	Less: Non-controlling interests in consolidated ventures’ share of depreciation and amortization and adjustment for passive interest in unconsolidated ventures	(1,068)	(1,943)
	Our share of real estate depreciation and amortization	28,415	30,688
	Realized gain from accumulated depreciation and amortization on real estate sold	(8,016)	(68,992)
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization on real estate sold	—	10,879
	Accumulated depreciation and amortization on real estate sold (a)	(8,016)	(58,113)
	Less: Our share of operating lease income on above/below market lease intangible amortization	(1,797)	(1,763)
	Our share of real estate depreciation, amortization and gain adjustments	$18,602	$(29,188)

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
		Year Ended
		December 31,	December 31,
		2023	2022
	GAAP realized gain (loss) on sale of real estate, net	$8,808	$115,998
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(792)	(57,885)
	Accumulated depreciation and amortization on real estate sold	$8,016	$58,113

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our derivative result presented in the computation of distributable earnings ($ in thousands):
		Year Ended
		December 31,	December 31,
		2023	2022
	Net results from derivative transactions	$(1,481)	$(12,360)
	Hedging interest income (expense)	1,220	(1,652)
	Other hedging related activity (a)	977	4,631
	Adjustments for derivative results	$716	$(9,381)

	(a) Includes unrealized lower of cost or market adjustments of $0.5 million and $4.8 million for the year ended December 31, 2023 and December 31, 2022, respectively.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Interest Rate Risk

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate futures agreements. Interest rate futures agreements are utilized to hedge against future interest rate increases on the Company’s borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than five years, including newly originated conduit first mortgage loans, securities in the Company’s CMBS portfolio if long enough in duration, and most of its U.S. Agency securities portfolio.

The following table summarizes the change in net income for a 12-month period commencing December 31, 2023 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on December 31, 2023, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(25,760)	$(1,073)
Increase by 1.00%	26,261	1,106

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 65.6% as of December 31, 2023 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Annual Report as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ladder Capital Corp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ladder Capital Corp (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2024 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
Description of the Matter
As of December 31, 2023, the Company’s mortgage loan receivables held for investment and the associated allowance for credit losses totaled $3.2 billion and $43.2 million, respectively. As disclosed in Notes 2 and 3 to the consolidated financial statements, the allowance for credit losses reflects the Company’s estimate of current expected credit losses (“CECL”) on the mortgage loan receivables held for investment, including unfunded loan commitments, over the life of the loans. The allowance for credit losses on mortgage loan receivables held for investment includes a portfolio-based and an asset-specific component. The Company uses a third-party probability of default and loss given default model (CECL model) that considers the likelihood of default and loss given default for each individual loan using loan-level data, selected forward-looking macroeconomic variables, fair value of the collateral, net operating income of the collateral and property-type mean loss rates to produce life of loan expected losses at the loan and portfolio level. Additionally, for collateral dependent loans, the Company may measure the expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. To estimate the fair value of the collateral, the Company uses the direct capitalization rate valuation methodology, the discounted cashflow methodology or the sales comparison approach.

Auditing the allowance for credit losses on mortgage loan receivables held for investment is highly subjective due to the complexity of the models and the judgmental nature of the significant assumptions used in the determination of management’s estimates including certain macro-economic variables, fair value of the collateral, market capitalization rates, market discount rates and sales comparisons.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the allowance for credit losses on its mortgage loan receivables held for investment, including management’s evaluation of the appropriateness of the CECL model, review of the significant assumptions described above, and the completeness and accuracy of key inputs used in both the CECL model, discounted cash flow model and direct capitalization model.

To test the allowance for credit losses, we performed audit procedures that included, among others, evaluating the methodology and the significant assumptions described above and testing the completeness and accuracy of the key inputs used. With the assistance of our internal specialists, we evaluated the appropriateness of the probability of default and loss given default methodology used to estimate the allowance and assessed the underlying macroeconomic variables used in the models. We reviewed the sensitivity analyses prepared by management and compared management’s significant assumptions to relevant information from external sources. For a sample of loans, we involved our internal specialists to assist us in reviewing the methodologies and significant assumptions used to derive management’s estimate of fair value of the collateral utilized in developing the allowance for credit losses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
New York, New York
February 12, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ladder Capital Corp

Opinion on Internal Control Over Financial Reporting
We have audited Ladder Capital Corp’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Ladder Capital Corp (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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
February 12, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ladder Capital Corp

Opinion on the Financial Statements

We have audited the consolidated statements of income, comprehensive income, changes in equity and cash flow of Ladder Capital Corp and its subsidiaries (the “Company”) for the year ended December 31, 2021, including the related notes as of December 31, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2023(1)	December 31, 2022(1)
Assets
Cash and cash equivalents	$1,015,678	$609,078
Restricted cash	15,450	50,524
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	3,155,089	3,885,746
Allowance for credit losses	(43,165)	(20,755)
Mortgage loan receivables held for sale	26,868	27,391
Securities	485,533	587,519
Real estate and related lease intangibles, net	726,442	700,136
Investments in and advances to unconsolidated ventures	6,877	6,219
Derivative instruments	1,454	2,038
Accrued interest receivable	24,233	24,938
Other assets	98,218	78,339
Total assets	$5,512,677	$5,951,173
Liabilities and Equity
Liabilities
Debt obligations, net	$3,783,946	$4,245,697
Dividends payable	32,294	32,000
Accrued expenses	65,144	68,227
Other liabilities	99,095	71,688
Total liabilities	3,980,479	4,417,612
Commitments and contingencies (refer to Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 128,027,478 and 128,027,478 shares issued and 126,911,689 and 126,502,049 shares outstanding as of December 31, 2023 and December 31, 2022, respectively.	127	127
Additional paid-in capital	1,756,750	1,826,833
Treasury stock, 1,115,789 and 1,525,429 shares, at cost	(12,001)	(95,600)
Retained earnings (dividends in excess of earnings)	(197,875)	(177,005)
Accumulated other comprehensive income (loss)	(13,853)	(21,009)
Total shareholders’ equity	1,533,148	1,533,346
Noncontrolling interests in consolidated ventures	(950)	215
Total equity	1,532,198	1,533,561
Total liabilities and equity	$5,512,677	$5,951,173

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Net interest income
Interest income	$407,284	$293,520	176,099
Interest expense	245,097	195,602	182,949
Net interest income (expense)	162,187	97,918	(6,850)
Provision for (release of) loan loss reserves, net	25,096	3,711	(8,713)
Net interest income (expense) after provision for (release of) loan loss reserves	137,091	94,207	1,863
Other income (loss)
Real estate operating income	96,950	108,269	101,564
Net result from mortgage loan receivables held for sale	(523)	(2,511)	8,398
Realized gain (loss) on securities	(276)	(73)	1,594
Unrealized gain (loss) on securities	29	(86)	(91)
Realized gain (loss) on sale of real estate, net	8,808	115,998	55,766
Fee and other income	9,178	15,020	11,190
Net result from derivative transactions	1,481	12,360	1,749
Earnings from investment in unconsolidated ventures	758	1,410	1,579
Gain on extinguishment of debt	10,718	685	—
Total other income (loss)	127,123	251,072	181,749
Costs and expenses
Compensation and employee benefits	63,618	75,836	38,347
Operating expenses	19,503	20,716	17,672
Real estate operating expenses	37,587	38,605	26,161
Investment related expenses	8,847	7,235	5,810
Depreciation and amortization	29,914	32,673	37,801
Total costs and expenses	159,469	175,065	125,791
Income (loss) before taxes	104,745	170,214	57,821
Income tax expense (benefit)	4,244	4,909	928
Net income (loss)	100,501	165,305	56,893
Net (income) loss attributable to noncontrolling interests in consolidated ventures	624	(23,088)	(371)
Net income (loss) attributable to Class A common shareholders	$101,125	$142,217	$56,522

Earnings per share:
Basic	$0.81	$1.14	$0.46
Diluted	$0.81	$1.13	$0.45

Weighted average shares outstanding:
Basic	124,667,877	124,301,421	123,763,843
Diluted	124,882,398	125,823,671	124,563,051

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$100,501	$165,305	$56,893
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on securities, available for sale	6,875	(16,957)	8,005
Reclassification adjustment for (gain) loss included in net income (loss)	281	60	(1,654)
Total other comprehensive income (loss)	7,156	(16,897)	6,351
Comprehensive income (loss)	107,657	148,408	63,244
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	624	(23,088)	(371)
Comprehensive income (loss) attributable to Class A common shareholders	$108,281	$125,320	$62,873
Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2022	126,502	$127	$1,826,833	$(95,600)	$(177,005)	$(21,009)	$215	$1,533,561
Distributions	—	—	—	—	—	—	(541)	(541)
Amortization of equity based compensation	—	—	18,577	—	—	—	—	18,577
Purchase of treasury stock	(269)	—	—	(2,481)	—	—	—	(2,481)
Re-issuance of treasury stock	1,417	1	(15,528)	15,527	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(689)	(1)	—	(7,861)	—	—	—	(7,862)
Forfeitures	(49)	—	510	(510)	—	—	—	—
Dividends declared	—	—	—	—	(116,713)	—	—	(116,713)
Net income (loss)	—	—	—	—	101,125	—	(624)	100,501
Other comprehensive income (loss)	—	—	—	—	—	7,156	—	7,156
Treasury stock cost basis reclassification (refer to Note 2)	—	—	(73,642)	78,924	(5,282)	—	—	—
Balance, December 31, 2023	126,912	$127	$1,756,750	$(12,001)	$(197,875)	$(13,853)	$(950)	$1,532,198

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$100,501	$165,305	$56,893
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(10,718)	(685)	—
Depreciation and amortization	29,914	32,673	37,801
Non-cash operating lease expense	1,522	—	—
Unrealized (gain) loss on derivative instruments	390	(645)	(42)
Unrealized (gain) loss on equity securities	(25)	41	—
Unrealized (gain) loss on Agency interest-only securities	(4)	45	91
Provision for (release of) loan loss reserves	25,096	3,711	(8,713)
Amortization of equity based compensation	18,577	31,584	15,300
Amortization of deferred financing costs included in interest expense	12,428	15,565	21,530
Amortization of premium/discount on mortgage loan financing included in interest expense	(604)	(731)	(1,226)
Amortization of above- and below-market lease intangibles	(1,797)	(1,763)	(1,888)
(Accretion)/amortization of discount, premium and other fees on loans	(19,046)	(20,759)	(13,832)
(Accretion)/amortization of discount and premium on securities	(1,352)	(827)	236
Net result from mortgage loan receivables held for sale	523	2,511	(8,398)
Realized (gain) loss on disposition of loan via foreclosure	—	—	26
Realized (gain) loss on securities	276	73	(1,594)
Realized (gain) loss on sale of real estate, net	(8,808)	(115,998)	(55,766)
Realized (gain) loss on sale of derivative instruments	291	(64)	—
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	(658)	(785)	(1,462)
Insurance proceeds for remediation work due to property damage	473	—	2,092
Insurance proceeds used for remediation work due to property damage	(462)	(27)	(1,888)
Origination of mortgage loan receivables held for sale	—	(61,318)	(220,359)
Repayment of mortgage loan receivables held for sale	—	68	183
Proceeds from sales of mortgage loan receivables held for sale	—	29,151	259,092
Change in deferred tax asset (liability)	1,182	(505)	271
Changes in operating assets and liabilities:
Accrued interest receivable	706	(11,294)	649
Other assets	7,552	4,425	5,758
Accrued expenses and other liabilities	24,647	36,959	(5,015)
Net cash provided by (used in) operating activities	180,604	106,710	79,739

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(68,415)	(1,234,765)	(2,309,888)
Purchases of mortgage loan receivables held for investment	—	—	(63,600)
Repayment of mortgage loan receivables held for investment	738,464	909,766	1,103,614
Proceeds from sale of mortgage loan receivables held for investment	—	—	46,557
Purchases of securities	(143,953)	(96,173)	(247,022)
Repayment of securities	232,124	184,838	164,494
Basis recovery of interest-only securities	4,116	4,960	6,589
Proceeds from sales of securities	17,838	5,780	438,594

	Year Ended December 31,
	2023	2022	2021
Purchases of real estate	—	—	(20,452)
Capital improvements of real estate	(4,374)	(6,949)	(4,873)
Proceeds from sale of real estate	13,391	310,527	190,870
Capital distribution from investment in unconsolidated ventures	—	2,284	24,561
Proceeds from FHLB stock	4,410	2,250	19,165
Purchase of derivative instruments	(223)	(1,097)	(69)
Sale of derivative instruments	125	169	—
Net cash provided by (used in) investing activities	793,503	81,590	(651,460)
Cash flows from financing activities:
Deferred financing costs paid	(3,378)	(8,311)	(3,221)
Proceeds from borrowings under debt obligations	921,008	2,426,666	4,519,064
Repayment and repurchase of borrowings under debt obligations	(1,348,093)	(2,412,961)	(4,493,566)
Cash dividends paid to Class A common shareholders	(116,419)	(107,011)	(100,553)
Capital contributed by noncontrolling interests in consolidated ventures	—	186	1,506
Capital distributed to noncontrolling interests in consolidated ventures	(541)	(29,541)	(783)
Re-issuance of treasury stock	—	—	(1)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(7,862)	(11,356)	(4,457)
Purchase of treasury stock	(2,481)	(7,916)	(9,007)
Issuance of common stock	—	—	1
Net cash provided by (used in) financing activities	(557,766)	(150,244)	(91,017)
Net increase (decrease) in cash, cash equivalents and restricted cash	416,341	38,056	(662,738)
Cash, cash equivalents and restricted cash at beginning of period	659,602	621,546	1,284,284
Cash, cash equivalents and restricted cash at end of period	$1,075,943	$659,602	$621,546

Supplemental information:
Cash paid for interest, net of amounts capitalized	$233,637	$177,977	$173,128
Cash paid (received) for income taxes	(2,402)	(1,169)	(2,527)

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	—	2,953	18
Securities and derivatives sold, not settled	—	10	10
Repayment in transit of mortgage loans receivable held for investment (other assets)	7,867	18,928	26,636
Settlement of mortgage loan receivable held for investment by real estate, net	(91,408)	—	(81,129)
Real estate acquired in settlement of mortgage loan receivable held for investment, net	87,526	9,386	81,750
Net settlement of sale of real estate, subject to debt - real estate	(31,292)	—	(29,827)
Net settlement of sale of real estate, subject to debt - debt obligations	31,292	—	29,827
Real estate acquired in former unconsolidated venture agreement	—	15,436	—
Transfer of real estate, net into real estate held for sale	—	—	25,179
Dividends declared, not paid	32,294	32,000	27,591

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$1,015,678	$609,078	$548,744
Restricted cash	15,450	50,524	72,802
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	44,815	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,075,943	$659,602	$621,546

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2023, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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
•certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees; and
•determination of the effective tax rate for income tax provision.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2023 and December 31, 2022. At December 31, 2023 and December 31, 2022, and at various times during the years, the balances exceeded the insured limits.

Restricted Cash

Restricted cash primarily consists of deposits related to real estate, which include tenant security deposits. Restricted cash also includes accounts the Company maintains with brokers to facilitate financial derivative and repurchase agreement transactions in support of its loan and securities investments and risk management activities. Based on the value of the positions in these accounts and the associated margin requirements, the Company may be required to deposit additional cash into these broker accounts. The cash collateral held by broker is considered restricted cash.

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

Allowance for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. The Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”)

loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and property-type mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write off of aged interest receivable. The Company has made a policy election to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans.

For collateral dependent loans, the Company may elect a practical expedient which allows the Company to measure expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. If foreclosure is probable, the Company is required to measure for expected losses using this methodology.

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

Securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in shareholders’ equity.

Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”) and equity securities, are carried at estimated fair value with changes in fair value recognized in earnings in the consolidated statements of income.

As more fully described in Note 4, Securities, certain securities that were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) which are subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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

When the estimated fair value of an available-for-sale security is less than amortized cost, the Company will consider whether there is an impairment in the value of the security. An impairment will be considered based on consideration of several factors, including: (i) if the Company intends to sell the security; (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost; or (iii) the Company does not expect to recover the security’s cost basis (i.e., a credit loss exists). A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the cost basis of the security will be written down to fair value, and the related impairment will be recognized currently in earnings. If a credit loss exists, but the Company does not intend to, nor is it more likely than not that it will be required to sell before recovery, the impairment will be separated into: (i) the estimated amount relating to the credit loss; and (ii) the amount relating to all other factors. The amount of the impairment relating to credit losses will be recognized as an allowance for credit losses, which is a contra-asset and a reduction in earnings, with the remainder of the loss recognized in other comprehensive income.

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

The Company utilizes an internal model as its primary pricing source to develop its prices for its CMBS and other commercial real estate securities guaranteed by a U.S. governmental agency or by a government sponsored entity (together, “U.S. Agency securities”). Different judgments and assumptions could result in materially different estimates of fair value. To confirm its own valuations, the Company requests prices for each of its CMBS and U.S. Agency securities investments from four different sources, including third parties that provide pricing services and brokers, although since broker quotes for the same or similar securities in which Ladder has invested are non-binding, the Company does not consider them to be a primary source for valuation. The Company may also develop a price for a security based on its direct observations of market activity and other observations. Typically, at least two prices per security are obtained.

The Company develops an understanding of the valuation methodologies used by third-party pricing services through discussions with their representatives and review of their valuation methodologies used for different types of securities. The Company understands that the pricing services develop estimates of fair value for CMBS and U.S. Agency securities using various techniques, including discussion with their internal trading desks, proprietary models and matrix pricing approaches. The Company does not have access to, and is therefore not able to review in detail, the inputs used by the pricing services in developing their estimates of fair value. However, on at least a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. This process may result in the Company “challenging” the estimate of fair value for a security if it is unable to reconcile the estimate provided by the pricing service with its assessment of fair value for the security. Accordingly, in following this approach, the Company’s objective is to ensure that the information used by pricing services in their determination of fair value of securities is reasonable and appropriate.

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

Allocation of Purchase Price for Acquired Real Estate

Upon acquisition of real estate, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of: (i) above and below market leases; (ii) in-place leases; and (iii) assumed mortgages. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods. These methods may include discounted cash flow models, for which assumptions including cash flow projections, discount and capitalization rates, or market comparable transactions, which require management judgment in determining the appropriateness of recent comparable sales of similar properties, or the ground lease approach for land valuation, which requires management judgement in determining comparable ground leases to forecast the economic ground rent and apply capitalization rate to the forecast economic ground rent to estimate land value. The Company may also utilize estimates of replacement costs net of depreciation. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to each in-place lease; and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.

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

The fair value of other investments and debt assumed are valued using techniques consistent with those disclosed in Note 14, Fair Value of Financial Instruments, depending on the nature of the investments or debt. The fair value of other assumed assets and liabilities are based on best information available at the time of the acquisition.

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

For a further discussion regarding the measurement of financial instruments see Note 14, Fair Value of Financial Instruments.

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

Level 2 - Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments;
•Quoted prices in less active or inactive markets for identical or similar instruments;
•Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs, including:

•Valuations based on third-party indications (broker quotes, counterparty quotes or pricing services), which were in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations; and
•Valuations based on internal models with significant unobservable inputs.

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

Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five (5) years prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. The Company records its investment in FHLB stock at its par value and the FHLB stock is expected to be repurchased by the FHLB at its par value. As of December 31, 2023 and 2022, the carrying value of the FHLB stock was $5.2 million and $9.6 million respectively, which is included in other assets on the consolidated balance sheets.

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

Treasury Stock

Repurchases of shares and shares acquired to satisfy tax withholding in connection with the vesting of restricted stock are recorded at cost as a reduction of shareholders’ equity in treasury stock.

Reissuances of shares at an amount greater or (less) than the average cost basis of the shares results in gains (losses) that are recognized in shareholders’ equity. Gains on reissuances are recorded to additional paid-in capital. Losses on reissuances are recorded to additional paid-in capital to the extent previous net gains from reissuances of are included in additional paid-in capital. Losses in excess of that amount are recorded to retained earnings.
During the year ended December 31, 2023, the Company reclassified $73.6 million and $5.3 million from treasury stock to additional paid in capital and retained earnings, respectively, for treasury stock repurchases and reissuances prior to January 1, 2023. As a part of this out-of-period reclassification, there was no impact to total equity.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of income tax expense (benefit) on its consolidated statements of income. For the years ended December 31, 2023, 2022 and 2021, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The 2019-2023 tax years remain open and subject to examination by tax jurisdictions.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2023 and 2022, the Company did not hold any loans for which the fair value option was elected.

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

Debt Issued

From time to time, a subsidiary of the Company will originate a loan (each, an “Intercompany Loan,” and collectively, “Intercompany Loans”) to another subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an Intercompany Loan to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction and accounted for under ASC 470. The accounting for the securitization of an Intercompany Loan—a financial instrument that has never been recognized in our consolidated financial statements as an asset—is considered a financing transaction under ASC 470 - Debt, and ASC 835 - Interest.

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

Investment Related Expenses

Investment related expenses are composed primarily of servicing costs, fees related to financing arrangements, transaction related costs and other investment related costs.

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

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02—Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminated the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancing and restructuring in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted ASU 2022-02 on January 1, 2023 and the adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-07 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are being evaluated or not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

December 31, 2023 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,131,803	$3,122,707		9.63%	0.7
Mezzanine loans	32,423	32,382		11.46%	0.9
Total mortgage loans receivable	3,164,226	3,155,089		9.65%	0.7
Allowance for credit losses	N/A	(43,165)
Total mortgage loan receivables held for investment, net, at amortized cost	3,164,226	3,111,924
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,868	(4)	4.57%	8.2
Total	$3,195,576	$3,138,792	(5)	9.61%	0.7

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of December 31, 2023 are used to calculate weighted average yield for floating rate loans.
(2)Excludes one non-accrual loan of $14.5 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 1.8 years.
(4)As a result of changes in prevailing rates, the Company recorded a lower of cost or market adjustment as of December 31, 2023. The adjustment was calculated using a 5.18% discount rate.
(5)Net of $9.1 million of deferred origination fees and other items as of December 31, 2023.

As of December 31, 2023, $2.8 billion, or 87.8%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $2.8 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2023, $31.4 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

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
(3)Includes the impact of one first mortgage loan with a principal balance of $51.5 million, which was extended through 2026 in January 2023.
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

For the years ended December 31, 2023, 2022, and 2021, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391
Origination of mortgage loan receivables (1)	68,415	—	—
Repayment of mortgage loan receivables (2)	(726,710)	—	—
Non-cash disposition of loans via foreclosure (3)	(91,408)	—	—
Net result from mortgage loan receivables held for sale (4)	—	—	(523)
Accretion/amortization of discount, premium and other fees	19,046	—	—
Charge offs	—	2,700	—
Release (addition) of provision for current expected credit loss, net (5)	—	(25,110)	—
Balance, December 31, 2023	$3,155,089	$(43,165)	$26,868

(1)Includes funding of commitments on existing mortgage loans.
(2)Excludes $11.8 million of proceeds received from repayments in transit.
(3)Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail on foreclosure of real estate.
(4)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(5)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2021	$3,553,737	$(31,752)	$—
Origination of mortgage loan receivables (1)	1,234,765	—	61,318
Repayment of mortgage loan receivables	(901,082)	—	(68)
Proceeds from sales of mortgage loan receivables	—	—	(29,151)
Non-cash disposition of loans via foreclosure (2)	(10,235)	—	—
Net result from mortgage loan receivables held for sale (3)	2,197	—	(4,708)
Accretion/amortization of discount, premium and other fees	20,759	—	—
Charge offs	(14,395)	14,395	—
Release (addition) of provision for current expected credit loss, net (4)	—	(3,398)	—
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391

(1)Includes funding of commitments on existing mortgage loans.
(2)Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail on foreclosure of real estate.
(3)Represents unrealized lower of cost or market adjustment on loans held for sale.
(4)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	2,309,888	—	220,359
Purchases of mortgage loan receivables	63,600	—	—
Repayment of mortgage loan receivables	(1,059,796)	—	(183)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(259,092)
Non-cash disposition of loan via foreclosure(1)	(81,289)	—	—
Net result from mortgage loan receivables held for sale	—	—	8,398
Accretion/amortization of discount, premium and other fees	13,832	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Release (addition) of provision for current expected credit loss, net	—	8,605	—
Balance, December 31, 2021	$3,553,737	$(31,752)	$—

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail on real estate acquired via foreclosure.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Year Ended December 31,
Allowance for Credit Losses	2023	2022	2021
Allowance for credit losses at beginning of period	$20,755	$31,752	$41,507
Provision for (release of) current expected credit loss, net (1)	25,110	6,503	(8,605)
Foreclosure of loans subject to asset-specific reserve	—	—	(1,150)
Charge-offs	(2,700)	(14,395)	—
Recoveries (2)	—	(3,105)	—
Allowance for credit losses at end of period	$43,165	$20,755	$31,752

(1)There were no asset-specific reserves recorded for the years ended December 31, 2023, 2022, and 2021.
(2)Recoveries are recognized within the consolidated statements of income through “Provision for (release of) loan loss reserves.”

Non-Accrual Status (1)	December 31, 2023(2)	December 31, 2022(3)(4)
Amortized cost basis of loans on non-accrual status, net of asset-specific reserve	$14,541	$53,809

(1)As of December 31, 2023 and December 31, 2022, the loans on non-accrual status were greater than 90 days past due and are considered collateral dependent.
(2)Comprised of one multi-family with an amortized cost basis of $14.5 million, for which the Company determined no asset-specific reserve was necessary.
(3)Includes two retail loans with an amortized cost basis of $26.0 million and asset-specific reserves of $2.7 million.
(4)Includes one mixed-use loan with an amortized cost basis of $30.5 million, for which the Company determined no asset-specific reserve was necessary.

During the year ended December 31, 2023, the Company modified two first mortgage loans with a combined amortized cost basis of $106.5 million as of December 31, 2023, or 3.4% of the Company’s mortgage loan receivable portfolio. Together, these modifications resulted in a weighted average extension of 2.3 years, in exchange for terms that included $6.0 million of payments that reduced our amortized cost basis and $6.5 million of reserve replenishments. No principal or interest was forgiven, and Ladder also received a 15% non-controlling common equity interest in one of the properties. The payment structure of both loans was modified to defer a portion of the contractual interest until maturity and the Company is accruing only the current pay component. As of December 31, 2023, both loans are current. Subsequent to the modifications, for the year ended December 31, 2023, the Company accrued $2.6 million of interest income related to these two loans.

Current Expected Credit Loss (“CECL”)

As of December 31, 2023, the Company has a $43.9 million allowance for current expected credit losses, of which $43.2 million pertains to mortgage loan receivables and $0.7 million relates to unfunded commitments included in other liabilities in the consolidated balance sheets. As of December 31, 2023, the Company concluded that none of its loans required an asset-specific reserve.

As of December 31, 2022, the Company had a $21.5 million allowance for current expected credit losses, of which $20.8 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments. This allowance included $2.7 million of asset-specific reserves relating to two retail loans with an amortized cost basis of $26.0 million as of December 31, 2022. The Company concluded that none of its other loans were individually impaired as of December 31, 2022.

The total change in provision for loan loss reserves for the year ended December 31, 2023 was an increase of the provision of $25.1 million. The increase for the year ended December 31, 2023 represents an increase in the general reserve of loans held for investment of $25.1 million. The increase in provision associated with the general reserve during the year ended December 31, 2023 is due to adverse changes in macroeconomic market conditions affecting commercial real estate.

The total change in provision for loan loss reserves for the year ended December 31, 2022 was an increase of the provision of $3.7 million. The net increase for the year ended December 31, 2022 represents an increase in the general reserve of loans held for investment of $6.5 million, and an increase related to unfunded loan commitments $0.3 million, partially offset by a $3.1 million recovery of provision. The increase in the general reserve during the year ended December 31, 2022 was primarily due to adverse changes in macroeconomic scenarios and an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of December 31, 2023 and December 31, 2022, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of December 31, 2023
Collateral Type	2023	2022	2021	2020	2019 and Earlier	Total (1)
Multifamily	$14,461	$547,532	$612,489	$—	$—	$1,174,482
Office	—	79,148	614,743	—	211,674	905,565
Mixed Use	—	193,470	321,514	—	41,403	556,387
Industrial	—	22,636	34,746	—	119,344	176,726
Manufactured Housing	—	32,655	82,895	—	—	115,550
Retail	—	12,934	87,052	—	9,083	109,069
Hospitality	—	—	18,589	—	55,380	73,969
Other	—	31,363	11,978	—	—	43,341
Subtotal mortgage loans receivable	14,461	919,738	1,784,006	—	436,884	3,155,089
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (2)	$14,461	$919,738	$1,784,006	$—	$436,884	$3,155,089

	Amortized Cost Basis by Origination Year as of December 31, 2022
Collateral Type	2022	2021	2020	2019	2018 and Earlier	Total
Multifamily	$702,125	$722,862	$—	$—	$—	$1,424,987
Office	78,754	676,431	29,650	58,684	136,512	980,031
Mixed Use	201,777	351,291	26,500	120,300	—	699,868
Industrial	37,616	96,486	—	115,545	—	249,647
Retail	60,089	107,305	—	12,953	9,126	189,473
Hospitality	—	45,416	—	13,843	78,364	137,623
Manufactured Housing	32,515	82,618	—	2,921	—	118,054
Other	32,353	19,898	—	7,800	—	60,051
Subtotal mortgage loans receivable	1,145,229	2,102,307	56,150	332,046	224,002	3,859,734
Individually Impaired loans	—	—	—	—	26,012	26,012
Total mortgage loans receivable (3)	$1,145,229	$2,102,307	$56,150	$332,046	$250,014	$3,885,746

(1)For the year ended December 31, 2023, there was a $2.7 million of write-off of an asset-specific allowance in connection with a foreclosure of one retail property in New York, NY.
(2)Not included above is $22.4 million of accrued interest receivable on all loans at December 31, 2023.
(3)Not included above is $23.2 million of accrued interest receivable on all loans at December 31, 2022.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination.

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of December 31, 2023, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at December 31, 2023 and December 31, 2022 ($ in thousands):

December 31, 2023

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$439,679		$439,052	$277	$(14,439)	$424,890	(2)	64	AAA	6.67%	6.83%	2.00
CMBS interest-only(3)	876,555	(3)	6,453	169	(53)	6,569	(4)	9	AAA	0.57%	6.61%	1.07
GNMA interest-only(5)	37,053	(3)	214	51	(52)	213		14	AAA	0.36%	6.12%	3.60
Agency securities	22		22	—	(1)	21		1	AAA	4.00%	2.70%	1.05
U.S. Treasury securities	54,031		53,648	68	—	53,716		7	AAA	N/A	5.41%	0.07
Total debt securities	$1,407,340		$499,389	$565	$(14,545)	$485,409	(6)	95		2.55%	6.82%	1.98
Equity securities	N/A		160	—	(16)	144		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,407,340		$499,549	$565	$(14,581)	$485,533		96

December 31, 2022

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (7)	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$562,839		$562,246	$—	$(20,913)	$541,333	(2)	71	AAA	5.22%	5.32%	1.06
CMBS interest-only(3)	1,026,195	(3)	10,498	121	(176)	10,443	(4)	10	AAA	0.41%	3.65%	1.45
GNMA interest-only(5)	45,369	(3)	285	17	(21)	281		14	AAA	0.31%	4.23%	3.30
Agency securities	36		36	—	(1)	35		1	AAA	4.00%	2.70%	1.54
U.S. Treasury securities	36,000		35,374	6	(52)	35,328		10	AAA	N/A	4.17%	0.60
Total debt securities	$1,670,439		$608,439	$144	$(21,163)	$587,420	(6)	106		2.06%	5.29%	1.07
Equity securities	N/A		160	—	(41)	119		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,670,439		$608,599	$144	$(21,224)	$587,519		107

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
(2)As of December 31, 2023 and December 31, 2022, includes $9.0 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(3)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(4)As of December 31, 2023 and December 31, 2022, includes $0.3 million and $0.4 million, respectively of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at December 31, 2023 and December 31, 2022 ($ in thousands):

December 31, 2023

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$81,343	$343,547	$—	$—	$424,890
CMBS interest-only	2,121	4,448	—	—	6,569
GNMA interest-only	86	22	105	—	213
Agency securities	—	21	—	—	21
U.S. Treasury securities	53,716	—	—	—	53,716
Total securities (1)	$137,266	$348,038	$105	$—	$485,409

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2022

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$346,272	$195,061	$—	$—	$541,333
CMBS interest-only	937	9,506	—	—	10,443
GNMA interest-only	40	111	130	—	281
Agency securities	—	35	—	—	35
U.S. Treasury securities	32,451	2,877	—	—	35,328
Total securities (1)	$379,700	$207,590	$130	$—	$587,420

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the year ended December 31, 2023, the Company did not sell any equity securities. During the year ended December 31, 2022, the Company sold $1.5 million of equity securities.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Land	$183,194	$158,802
Building	647,201	625,655
In-place leases and other intangibles	116,831	114,687
Undepreciated real estate and related lease intangibles	947,226	899,144
Less: Accumulated depreciation and amortization	(220,784)	(199,008)
Real estate and related lease intangibles, net(1)	$726,442	$700,136

Below market lease intangibles, net (other liabilities)(2)	$(28,860)	$(30,892)

(1)There was unencumbered real estate of $160.8 million and $140.3 million as of December 31, 2023 and December 31, 2022, respectively.
(2)Below market lease intangibles is net of $15.8 million and $13.6 million of accumulated amortization as of December 31, 2023 and December 31, 2022, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation expense(1)	$24,166	$25,770	$30,659
Amortization expense	5,748	6,903	7,142
Total real estate depreciation and amortization expense	$29,914	$32,673	$37,801

(1)Depreciation expense on the consolidated statements of income also includes $0.4 million, $41 thousand, and $99 thousand of depreciation on corporate fixed assets for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	December 31, 2023	December 31, 2022
Gross intangible assets(1)	$116,831	$114,689
Accumulated amortization	55,782	49,725
Net intangible assets	$61,049	$64,964

(1)Includes $2.8 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of December 31, 2023 and December 31, 2022.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(309)	$(305)	$(367)
Increase in operating lease income for amortization of below market lease intangibles acquired	2,106	2,068	2,255
Total	$1,797	$1,763	$1,888

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of December 31, 2023 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2024	$1,726	$6,725
2025	1,722	5,181
2026	1,735	4,519
2027	1,699	4,332
2028	1,625	4,167
Thereafter	17,528	33,304
Total	$26,035	$58,228

Rent Receivables

There were $1.1 million and $1.3 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at December 31, 2023 ($ in thousands):

Period Ending December 31,	Amount
2024	$61,285
2025	56,123
2026	53,724
2027	48,804
2028	47,305
Thereafter	160,590
Total	$427,831

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company, which were reimbursable by our tenants pursuant to the terms of the lease agreements, were $4.8 million, $5.2 million, and $5.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company acquired the following properties during the year ended December 31, 2023 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
September 2023	(2)	Mixed Use	New York, NY	$30,400	100%
November 2023	(3)	Multifamily	Pittsburgh, PA	34,479	100%
December 2023	(4)	Retail	New York, NY	22,647	100%
Total real estate acquisitions				$87,526

(1)Properties were consolidated as of acquisition date.

(2)In September 2023, the Company acquired a multifamily portfolio consisting of four properties in New York, NY via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The Company obtained a third-party appraisal of the property. The $30.4 million fair value was determined by using the sales comparison and income approaches. The appraiser utilized a terminal capitalization rate of 5.5%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs.
(3)In November 2023, the Company acquired a multifamily property in Pittsburgh, PA via foreclosure. The property served as collateral for a mortgage loan receivable held for investment. The Company obtained a third-party appraisal of the property. The $34.5 million fair value was determined by using the sales comparison and income approaches. The appraiser utilized a terminal capitalization rate of 6.00%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs.
(4)In December 2023, the Company acquired a retail property in New York, NY via foreclosure. The property served as collateral for two mortgage loan receivables held for investment. The Company obtained a third-party appraisal of the property. The $22.6 million fair value was determined by using the sales comparison and income approaches. The appraiser utilized a terminal capitalization rate of 5.25%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs.

The Company acquired the following properties during the year ended December 31, 2022 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2022	(2)	Apartments	New York, NY	$15,436	100%
November 2022	(3)	Office	Houston, TX	9,386	100%
Total real estate acquisitions				$24,822

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

The Company acquired the following properties during the year ended December 31, 2021 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2021	(2)	Hotel	Miami, FL	$43,750	100%
August 2021		Apartments	Stillwater, OK	20,452	80%
December 2021	(3)	Hotel	Schaumburg, IL	38,000	100%
Total real estate acquisitions				$102,202

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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the years ended December 31, 2023, 2022, and 2021, all acquisitions were determined to be asset acquisitions.

Sales

The Company sold the following properties during the year ended December 31, 2023 ($ in thousands):

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

The Company sold the following properties during the year ended December 31, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1
June 2021	Net Lease	North Dartmouth, MA	38,732	19,343	19,389	1
August 2021	Net Lease	Pittsfield, MA	18,651	10,564	8,087	1
August 2021	Net Lease	Ankeny, IA	19,021	13,341	5,680	1
August 2021	Apartments	Arlington/Fort Worth, TX	26,496	22,498	3,998	2
November 2021	Net Lease	Bessemer City, NC	33,447	21,333	12,114	1
December 2021	Land	Los Angeles, CA	19,469	21,452	(1,983)	1
December 2021	Net Lease	Snellville, GA	9,695	5,483	4,212	1
December 2021	Net Lease	Columbia, SC	9,941	5,674	4,269	1
Totals			$219,202	$163,438	$55,766

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2023 and December 31, 2022 are as follows ($ in thousands):

December 31, 2023

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at December 31, 2023(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$500,000	$235,594		$264,406	7.08%	—	7.48%	9/27/2025	(2)	(3)	$342,467	$342,467
Committed Loan Repurchase Facility	300,000	118,903		181,097	7.46%	—	8.36%	12/19/2024	(4)	(5)	174,938	174,938
Committed Loan Repurchase Facility	141,997	139,162		2,835	7.06%	—	7.60%	4/30/2024	(6)	(3)	65,110	65,110	(7)
Committed Loan Repurchase Facility	200,000	111,340		88,660	7.22%	—	8.29%	10/3/2025	(8)	(3)	150,280	150,559
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	1/22/2024	(9)	(5)	—	—
Total Committed Loan Repurchase Facilities	1,241,997	604,999		636,998							732,795	733,074
Committed Securities Repurchase Facility	100,000	—		100,000	—%	—	—%	5/27/2024	N/A	(10)	—	—
Uncommitted Securities Repurchase Facility	N/A (11)	1,608		N/A (11)	6.61%	—	7.56%	1/17/2024	N/A	(10)	2,511	2,511	(12)
Total Repurchase Facilities	1,341,997	606,607		736,998							735,306	735,585
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	7/27/2024	(13)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	437,384	437,759		—	4.39%	—	9.03%	2024-2031 (15)	N/A	(16)	474,740	625,454	(17)
CLO Debt	1,062,777	1,060,719	(18)	—	6.68%	—	9.13%	2024-2026 (19)	N/A	(3)	1,327,722	1,327,722
Borrowings from the FHLB	115,000	115,000		—	5.76%	—	5.88%	2024	N/A	(20)	140,276	140,276
Senior Unsecured Notes	1,575,614	1,563,861	(21)	—	4.25%	—	5.25%	2025-2029	N/A	N/A (22)	N/A (22)	N/A (22)
Total Debt Obligations, Net	$4,856,622	$3,783,946		$1,060,848							$2,678,044	$2,829,037

(1)Interest rates on floating rate debt reflect the applicable index in effect as of December 31, 2023.
(2)Two 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.
(3)First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(4)One additional 364-day period at Company’s option.
(5)First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(6)Three additional 12-month extension periods at Company’s option.
(7)The Company has pledged mortgage loans receivable with a value of $114.7 million that eliminates in consolidation and is thus not included in the carrying amount of collateral or fair value of collateral.
(8)Two additional 12-month extension periods at Company’s option. No new advances permitted past 30 days prior to initial maturity.
(9)Two additional 12-month extension periods at Company's option. No new advances permitted during the final 12-month period.
(10)Commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(11)Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.
(12)Includes $1.9 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(13)Three additional 12-month periods at Company’s option.
(14)The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.
(15)Anticipated repayment dates.
(16)Certain of our real estate investments serve as collateral for our mortgage loan financing.
(17)Represents undepreciated carrying value of commercial real estate collateral.
(18)Presented net of unamortized debt issuance costs of $2.1 million at December 31, 2023.
(19)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.
(20)Investment grade commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(21)Presented net of unamortized debt issuance costs of $11.8 million at December 31, 2023.
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

Committed Loan and Securities Repurchase Facilities
The Company has entered into five committed master repurchase agreements, as outlined in the December 31, 2023 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of December 31, 2023 and December 31, 2022.

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

As of December 31, 2023, the Company had total debt obligations of $606.6 million outstanding pursuant to repurchase agreements with four counterparties. All of the loan repurchase facilities are due greater than 90 days from December 31, 2023, and the securities repurchase facility was due within 30 days of December 31, 2023. As of December 31, 2023, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $153.2 million, or 10% of our total equity. As of December 31, 2023, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 18%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. On January 25, 2024, the Company amended its Revolving Credit Facility to extend the final maturity date to January 25, 2029. As of December 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

Debt Issuance Costs

As of December 31, 2023 and December 31, 2022, the amounts of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $4.0 million and $5.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $437.8 million and $498.0 million, net of unamortized premiums of $1.8 million and $2.4 million as of December 31, 2023 and December 31, 2022, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.6 million and $0.7 million and $1.4 million of premium amortization, which decreased interest expense for the years ended December 31, 2023, 2022, and 2021 respectively. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 9.03%, and, as of December 31, 2023, have anticipated maturity dates between 2024 - 2031, with an average term of 3.1 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $474.7 million and $559.9 million as of December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023 the Company did not execute any new term debt agreements to finance properties in its real estate portfolio. During the year ended December 31, 2022, the Company executed one new term debt agreement to finance properties in its real estate portfolio.

Collateralized Loan Obligations (“CLO”) Debt

As of December 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $2.1 million.

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 CLO Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 CLO Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities, for further detail.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 CLO Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 CLO Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities, for further detail.

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

As of December 31, 2023, Tuebor had $115.0 million of borrowings outstanding, with terms of 0.34 years to 0.75 years (with a weighted average of 0.57 years), and interest rates of 5.76% to 5.88% (with a weighted average of 5.82%). As of December 31, 2023, collateral for the borrowings was comprised of $140.3 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%).

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $831.9 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2023. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes

As of December 31, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $635.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes,”.

During the year ended December 31, 2023, the Company repurchased $16.2 million of the 2025 Notes and recognized a net gain of $1.3 million on extinguishment of debt, repurchased $38.9 million of the 2027 Notes and recognized a net gain of $6.8 million on extinguishment of debt, and repurchased $13.1 million of the 2029 Notes and recognized a net gain of $2.6 million on extinguishment of debt for an aggregate gain of $10.7 million.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of December 31, 2023 and 2022.

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

Financial Covenants

The Company’s debt facilities are subject to covenants that require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2023.

The Company was in compliance with all covenants as of December 31, 2023.

LIBOR Transition to SOFR

As of December 31, 2023, all of our floating rate debt obligations bear interest indexed to Term SOFR.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2024	$320,900
2025	659,782
2026	138,170
2027	909,961
2028	24,317
Thereafter	681,474
Subtotal	2,734,604
Debt issuance costs included in senior unsecured notes	(11,753)
Debt issuance costs included in mortgage loan financings	(1,441)
Premiums included in mortgage loan financings(2)	1,816
Total (3)	$2,723,226

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
(3)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $2.1 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2023 and December 31, 2022 ($ in thousands):

December 31, 2023

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$908	$—	0.62
Futures
5-year Treasury-Note Futures	18,800		98	—	0.25
10-year Treasury-Note Futures	86,100		447	—	0.25
Total futures	104,900		545	—
Options
Options	N/A	(2)	1	—	0.05
Total derivatives	$194,900		$1,454	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.
(2)The Company held 104 options contracts as of December 31, 2023.

December 31, 2022

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000	$1,804	$—	1.68
Futures
5-year Treasury-Note Futures	44,200	51	—	0.25
10-year Treasury-Note Futures	61,400	71	—	0.25
Total futures	105,600	122	—
Options
Options	9,100	112	—	0.20
Total derivatives	$204,700	$2,038	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

	Year Ended December 31, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(895)	$1,378	$483
Futures	423	834	1,257
Options	82	(341)	(259)
Total	$(390)	$1,871	$1,481

	Year Ended December 31, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$984	$648	$1,632
Futures	(219)	11,078	10,859
Options	(131)	—	(131)
Total	$634	$11,726	$12,360

	Year Ended December 31, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(8)	$—	$(8)
Futures	42	1,715	1,757
Total	$34	$1,715	$1,749

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $2.8 million, $2.5 million, and $0.5 million of cash margin as collateral for derivatives as of December 31, 2023, 2022, and 2021, respectively, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2023 and December 31, 2022. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)
Total	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$606,607	$—	$606,607	$606,607	$—	$606,607
Total	$606,607	$—	$606,607	$606,607	$—	$606,607

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$2,038	$—	$2,038	$—	$(2,505)	$(467)
Total	$2,038	$—	$2,038	$—	$(2,505)	$(467)

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2022 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$847,863	$—	$847,863	$847,863	$19,128	$828,735
Total	$847,863	$—	$847,863	$847,863	$19,128	$828,735

(1)Included in restricted cash on consolidated balance sheets.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2023 and December 31, 2022 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of December 31, 2023 and December 31, 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Restricted cash	$—	$4,902
Mortgage loan receivables held for investment, net, at amortized cost	1,327,722	1,308,654
Accrued interest receivable	9,394	8,313
Other assets	4,469	17,505
Total assets	$1,341,585	$1,339,374
Debt obligations, net	$1,060,719	$1,058,462
Accrued expenses	3,555	3,029
Other liabilities	—	65
Total liabilities	1,064,274	1,061,556
Net equity in VIEs (eliminated in consolidation)	277,311	277,818
Total equity	277,311	277,818
Total liabilities and equity	$1,341,585	$1,339,374

Refer to Note 6, Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY STRUCTURE AND ACCOUNTS

The Company has one outstanding class of common stock, Class A as of December 31, 2023, 2022 and 2021. Prior to September 30, 2020, the Company also had Class B common stock outstanding. The Class A and Class B common stock are described as follows:

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

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2023, the Company has a remaining amount available for repurchase of $44.3 million, which represents 3.0% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.51 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2023 and 2022 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1, 2023 - March 31, 2023	250,000	(2,285)
September 1 - September 30, 2023	19,000	(196)
Authorizations remaining as of December 31, 2023		$44,256

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Additional authorizations(2)		10,534
Repurchases paid	783,599	(7,919)
Authorizations remaining as of December 31, 2022		$46,737

(1)Amount excludes commissions paid associated with share repurchases.
(2)On July 27, 2022 the Board authorized repurchases up to $50.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations(2)		15,027
Repurchases paid	822,928	(9,007)
Authorizations remaining as of December 31, 2021		$44,122

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

Consistent with IRS guidance, the Company may, subject to a cash/stock election by its shareholders, pay a portion of its dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit its ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of the Company’s board of directors. For taxable years beginning after December 31, 2017 and before January 1, 2026, generally stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. The Company believes that its significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to its shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2023 and 2022:

Declaration Date	Dividend per Share
March 15, 2023	$0.23
June 15, 2023	0.23
September 15, 2023	0.23
December 15, 2023	0.23
Total	$0.92

March 15, 2022	$0.20
June 15, 2022	0.22
September 15, 2022	0.23
December 15, 2022	0.23
Total	$0.88

December 15, 2021	$0.20
September 15, 2021	0.20
June 15, 2021	0.20
March 15, 2021	0.20
Total	$0.80

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2023, 2022 and 2021:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
March 31, 2023	April 17, 2023		0.230	0.230	—	—	—	—	0.230
June 30, 2023	July 17, 2023		0.230	0.230	—	—	—	—	0.230
September 29, 2023	October 16, 2023		0.230	0.230	—	—	—	—	0.230
December 29, 2023	January 16, 2024	(1)	0.230	0.230	—	—	—	—	0.230
Total			$0.920	$0.920	$—	$—	$—	$—	$0.920

(1)The fourth quarter dividend paid on January 16, 2024 was $0.230 and is considered a 2023 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
December 31, 2021	January 18, 2022	(1)	$0.200	$0.034	$—	$0.166	$0.051	$—	$0.034
March 31, 2022	April 15, 2022		0.200	0.034	—	0.166	0.051	—	0.034
June 30, 2022	July 15, 2022		0.220	0.038	—	0.182	0.056	—	0.038
September 30, 2022	October 17, 2022		0.230	0.039	—	0.191	0.059	—	0.039
December 31, 2022	January 17, 2023	(2)	0.230	0.039	—	0.191	0.059	—	0.039
Total			$1.080	$0.184	$—	$0.896	$0.276	$—	$0.184

(1)The fourth quarter dividend paid on January 18, 2022 was $0.200 and is considered a 2022 dividend for U.S. federal income tax purposes.
(2)The fourth quarter dividend paid on January 16, 2023 was $0.230 and is considered a 2022 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
December 31, 2020	January 15, 2021	(1)	$0.200	$0.053	$0.001	$0.095	$0.039	$0.052	$0.053
March 31, 2021	April 15, 2021		0.200	0.053	0.001	0.095	0.039	0.052	0.053
June 30, 2021	July 15, 2021		0.200	0.053	0.001	0.095	0.039	0.052	0.053
September 30, 2021	October 15, 2021		0.200	0.053	0.001	0.095	0.039	0.052	0.053
December 31, 2021	January 18, 2022	(2)	—	—	—	—	—	—	—
Total			$0.800	$0.212	$0.004	$0.380	$0.156	$0.208	$0.212

(1)The fourth quarter dividend paid on January 15, 2021 was $0.200 and is considered a 2021 dividend for U.S. federal income tax purposes.
(2)The fourth quarter dividend paid on January 18, 2022 was $0.200 and is considered a 2022 dividend for U.S. federal income tax purposes.

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Accumulated Other Comprehensive Income (Loss) beginning of period	$(21,009)	$(4,112)	$(10,463)
Other comprehensive income (loss)	7,156	(16,897)	6,351
Accumulated Other Comprehensive Income (Loss) end of period	$(13,853)	$(21,009)	$(4,112)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of December 31, 2023, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $78.7 million, and a single-tenant office building in Oakland County, MI with a book value of $8.9 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the year ended December 31, 2023 there were no sales of assets with noncontrolling interests. During the year ended December 31, 2022, the Company sold its apartment complex in Stillwater, OK, and its apartment complex in Miami, FL. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2023, 2022, and 2021 consist of the following:

	Year Ended December 31,
($ in thousands except share amounts)	2023	2022	2021
Basic and Diluted Net income (loss) available for Class A common shareholders	$101,125	$142,217	$56,522
Weighted average shares outstanding:
Basic	124,667,877	124,301,421	123,763,843
Diluted	124,882,398	125,823,671	124,563,051

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2023, 2022, and 2021 consist of the following:

	Year Ended December 31,
(In thousands except share and per share amounts) (1)	2023	2022	2021
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$101,125	$142,217	$56,522
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,667,877	124,301,421	123,763,843
Basic net income (loss) per share of Class A common stock	$0.81	$1.14	$0.46

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$101,125	$142,217	$56,522
Diluted net income (loss) attributable to Class A common shareholders	101,125	142,217	56,522
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,667,877	124,301,421	123,763,843
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	214,521	1,522,250	799,208
Diluted weighted average number of shares of Class A common stock outstanding (2)	124,882,398	125,823,671	124,563,051
Diluted net income (loss) per share of Class A common stock	$0.81	$1.13	$0.45

(1)The Company applies the treasury stock method.
(2)There were 367,001 anti-dilutive shares for the years ended December 31, 2023.

13. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Year Ended December 31,
	2023	2022	2021

Stock-based compensation expense	$18,577	$31,584	$15,300
Phantom Equity Investment Plan	—	—	22
Total Stock-Based Compensation Expense (1)	$18,577	$31,584	$15,322

(1)Variance between twelve months ended December 31, 2023, 2022, and 2021 is primarily due to timing of 2021, 2022 and 2023 employee stock and bonus compensation.

A summary of the grants is presented below:

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	1,417,561	$11.58	2,884,303	$11.87	747,713	$9.81

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at December 31, 2023 and changes during 2023 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2022	2,529,571	$12.62	623,788
Granted	1,417,561	11.58	—
Vested	(1,699,744)	12.14	—
Forfeited	(49,425)	10.43	—
Nonvested/Outstanding at December 31, 2023	2,197,963	$12.37	623,788

Exercisable at December 31, 2023 (1)			623,788

(1)The weighted average exercise price of outstanding options is $14.84 at December 31, 2023.

At December 31, 2023, there was $9.5 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 26.0 months, with a weighted average remaining vesting period of 19.9 months.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2023 and December 31, 2022 are as follows ($ in thousands):

December 31, 2023

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$439,679		$439,052	$424,890	Internal model	6.83%	2.00
CMBS interest-only(1)	876,555	(2)	6,453	6,569	Internal model	6.61%	1.07
GNMA interest-only(3)	37,053	(2)	214	213	Internal model	6.12%	3.60
Agency securities(1)	22		22	21	Internal model	2.70%	1.05
U.S. Treasury securities(1)	54,031		53,648	53,716	Internal model	5.41%	0.07
Equity securities(3)	N/A		160	144	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	3,164,226		3,155,089	3,150,843	Discounted Cash Flow(5)	9.65%	0.68
Mortgage loan receivables held for sale	31,350		26,868	26,868	Internal model, third-party inputs(6)	4.57%	8.19
FHLB stock(7)	5,175		5,175	5,175	(7)	8.25%	N/A
Nonhedge derivatives(1)(10)	194,900		1,454	1,454	Counterparty quotations	N/A	0.48

Liabilities:
Repurchase agreements - short-term	337,631		337,631	337,631	Cost plus Accrued Interest (8)	7.57%	0.48
Repurchase agreements - long-term	268,976		268,976	268,976	Discounted Cash Flow(9)	7.35%	1.74
Mortgage loan financing	437,384		437,759	425,992	Discounted Cash Flow	5.87%	2.64
CLO debt	1,062,777		1,060,719	1,060,719	Discounted Cash Flow(9)	7.08%	1.89
Borrowings from the FHLB	115,000		115,000	115,000	Discounted Cash Flow	5.82%	0.57
Senior unsecured notes	1,575,614		1,563,861	1,475,303	Internal model, third-party inputs	4.66%	3.77

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $43.2 million at December 31, 2023.
(5)Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit spreads. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow model.
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
(9)Fair value for repurchase agreement liabilities - short term borrowings under the Revolving Credit Facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2023 and December 31, 2022 ($ in thousands):

December 31, 2023

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$430,398		$—	$415,935	$—	$415,935
CMBS interest-only(1)	868,228	(2)	—	6,260	—	6,260
GNMA interest-only(3)	37,053	(2)	—	213	—	213
Agency securities(1)	22		—	21	—	21
U.S. Treasury securities	54,031		53,716	—	—	53,716
Equity securities	N/A		144	—	—	144
Nonhedge derivatives(4)	194,900		—	1,454	—	1,454
			$53,860	$423,883	$—	$477,743

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,164,226		$—	$—	$3,150,843	$3,150,843
Mortgage loan receivable held for sale(6)	31,350		—	—	26,868	26,868
CMBS(7)	9,281		—	8,955	—	8,955
CMBS interest-only(7)	8,327		—	309	—	309
FHLB stock	5,175		—	—	5,175	5,175
			$—	$9,264	$3,182,886	$3,192,150
Liabilities:
Repurchase agreements - short-term	$337,631		$—	$337,631	$—	$337,631
Repurchase agreements - long-term	268,976		—	268,976	—	268,976
Mortgage loan financing	437,384		—	—	425,992	425,992
CLO debt	1,062,777		—	1,060,719	—	1,060,719
Borrowings from the FHLB	115,000		—	—	115,000	115,000
Senior unsecured notes	1,575,614		—	—	1,475,303	1,475,303
			$—	$1,667,326	$2,016,295	$3,683,621

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
(5)Balance does not include impact of allowance for current expected credit losses of $43.2 million at December 31, 2023.
(6)A lower of cost or market adjustment was recorded as of December 31, 2023.
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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
Level 3	2023	2022
Balance at January 1,	$542,646	$692,864
Transfer into level 3	—	—
Purchases	143,953	59,333
Sales	(17,838)	(4,261)
Paydowns/maturities	(231,993)	(183,929)
Amortization of premium/discount	(2,716)	(4,354)
Unrealized gain/(loss)	7,039	(16,901)
Realized gain/(loss) on sale	(275)	(106)
Transfer out of level 3 (1)	(440,816)	—
Balance at December 31,	$—	$542,646

(1)As of December 31, 2023, the Company determined that $440.8 million of securities were level 2 based on the Company’s increased observability of the inputs used to internally value the securities.

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

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may be impaired. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-down of assets value due to impairment. Refer to Note 3, Mortgage Loan Receivables and Note 5, Real Estate and Related Lease Intangibles, Net, for disclosure of level 3 inputs for certain assets measured on a nonrecurring basis.

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

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Current expense (benefit)
U.S. federal	$2,204	$1,823	$(280)
State and local	858	3,591	936
Total current expense (benefit)	3,062	5,414	656
Deferred expense (benefit)
U.S. federal	964	(445)	311
State and local	218	(60)	(39)
Total deferred expense (benefit)	1,182	(505)	272
Provision for income tax expense (benefit)	$4,244	$4,909	$928

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory tax rate	21.00%	21.00%	21.00%
REIT income not subject to corporate income tax	(15.22)%	(18.09)%	(17.72)%
Increase due to state and local taxes	1.07%	0.59%	(0.46)%
Change in valuation allowance	(1.57)%	(1.17)%	(1.20)%
Offshore non-taxable income	(3.79)%	(1.35)%	(3.75)%
Uncertain tax position recorded (released)	0.14%	1.45%	—%
Section 163 (j) interest expense limitation	0.17%	0.08%	0.27%
REIT income taxes	0.14%	0.28%	(0.31)%
Return to provision	(0.23)%	(0.64)%	1.64%
Net operating loss carryback benefit	—%	—%	—%
Other	2.34%	0.74%	2.14%
Effective income tax rate	4.05%	2.89%	1.61%

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2023 and 2022, the Company’s net deferred tax assets (liabilities) were $(3.0) million and $(1.8) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes that, other than the specific deferred tax assets described below, it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company has recorded deferred tax assets related to net operating losses in the taxable REIT subsidiaries that are expected to be fully utilized in future periods. The net operating loss subject to unlimited carryforward is $8.0 million as of December 31, 2023.

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2023	December 31, 2022
Deferred Tax Assets
Net operating loss carryforward	$2,069	$3,493
Net unrealized losses	721	641
Capital losses carryforward	2,813	4,356
Valuation allowance	(2,813)	(4,356)
Interest expense limitation	1,560	1,385
Valuation allowance	(1,560)	(1,385)
Total Deferred Tax Assets	$2,790	$4,134

	December 31, 2023	December 31, 2022
Deferred Tax Liability
Basis difference in operating partnerships	$5,749	$5,911
Total Deferred Tax Liability	$5,749	$5,911

As of December 31, 2023, the Company had $2.8 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. As of December 31, 2022, the Company had $4.4 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2024. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against these deferred tax assets.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2023, the tax years 2019-2023 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an IRS audit for tax year 2020 and also under audit in New York City for tax years 2014-2020. The Company does not expect these audits to result in any material changes to the Company’s financial position. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the
Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the twelve months ended December 31, 2023. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

As of December 31, 2023, the Company did not have any unrecognized tax benefits. As of December 31, 2022, the Company had an unrecognized tax benefit of $2.4 million, which is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2023, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

16. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.

17. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2023, the Company had a $(16.4) million lease liability and a $14.7 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating lease of office space. Right-of use lease assets initially equal the lease liability. During the years ended

December 31, 2023 and 2022, the Company recognized $2.2 million and $1.1 million, respectively, in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2023 are as follows ($ in thousands):

2024	$2,171
2025	2,207
2026	2,219
2027	2,232
2028	13,344
Thereafter	—
Total undiscounted cash flows	22,173
Present value discount (1)	(5,755)
Lease liabilities (2)	$16,418

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral, which was estimated to be 6.62%. The remaining lease term is 9.6 years.
(2)The Company has a five-year extension option which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of December 31, 2023, the Company’s off-balance sheet arrangements consisted of $204.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 63% of these additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2022, the Company’s off-balance sheet arrangements consisted of $321.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of December 31, 2023, the Company had $44.8 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Year ended December 31, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$341,840	$32,479	$12	$32,953	$407,284
Interest expense	(122,420)	(3,177)	(31,443)	(88,057)	(245,097)
Net interest income (expense)	219,420	29,302	(31,431)	(55,104)	162,187
(Provision for) release of loan loss reserves	(25,096)	—	—	—	(25,096)
Net interest income (expense) after provision for (release of) loan reserves	194,324	29,302	(31,431)	(55,104)	137,091

Real estate operating income	—	—	96,950	—	96,950
Net result from mortgage loan receivables held for sale	(523)	—	—	—	(523)
Realized gain (loss) on securities	—	(276)	—	—	(276)
Unrealized gain (loss) on securities	—	29	—	—	29
Realized gain on sale of real estate, net	—	—	8,808	—	8,808
Fee and other income	8,237	15	300	626	9,178
Net result from derivative transactions	404	595	482	—	1,481
Earnings (loss) from investment in unconsolidated ventures	—	—	758	—	758
Gain (loss) on extinguishment of debt	—	—	—	10,718	10,718
Total other income (loss)	8,118	363	107,298	11,344	127,123

Compensation and employee benefits	—	—	—	(63,618)	(63,618)
Operating expenses	—	—	—	(19,503)	(19,503)
Real estate operating expenses	—	—	(37,587)	—	(37,587)
Investment related expenses	(6,310)	(191)	(903)	(1,443)	(8,847)
Depreciation and amortization	—	—	(29,482)	(432)	(29,914)
Total costs and expenses	(6,310)	(191)	(67,972)	(84,996)	(159,469)

Income tax (expense) benefit	—	—	—	(4,244)	(4,244)
Segment profit (loss)	$196,132	$29,474	$7,895	$(133,000)	$100,501

Total assets as of December 31, 2023	$3,138,794	$485,533	$733,319	$1,155,031	$5,512,677

Year ended December 31, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$269,629	$20,659	$6	$3,226	$293,520
Interest expense	(68,158)	(4,620)	(36,683)	(86,141)	(195,602)
Net interest income (expense)	201,471	16,039	(36,677)	(82,915)	97,918
(Provision for) release of loan loss reserves	(3,711)	—	—	—	(3,711)
Net interest income (expense) after provision for (release of) loan reserves	197,760	16,039	(36,677)	(82,915)	94,207

Real estate operating income	—	—	108,269	—	108,269
Net result from mortgage loan receivables held for sale	(2,511)	—	—	—	(2,511)
Realized gain (loss) on securities	—	(73)	—	—	(73)
Unrealized gain (loss) on securities	—	(86)	—	—	(86)
Realized gain on sale of real estate, net	—	—	115,998	—	115,998
Fee and other income	10,149	55	4,355	461	15,020
Net result from derivative transactions	6,755	3,972	1,633	—	12,360
Earnings (loss) from investment in unconsolidated ventures	—	—	1,410	—	1,410
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	14,393	3,868	231,665	1,146	251,072

Compensation and employee benefits	—	—	—	(75,836)	(75,836)
Operating expenses	—	—	—	(20,716)	(20,716)
Real estate operating expenses	—	—	(38,605)	—	(38,605)
Investment related expenses	(2,325)	(277)	(954)	(3,679)	(7,235)
Depreciation and amortization	—	—	(32,632)	(41)	(32,673)
Total costs and expenses	(2,325)	(277)	(72,191)	(100,272)	(175,065)

Income tax (expense) benefit	—	—	—	(4,909)	(4,909)
Segment profit (loss)	$209,828	$19,630	$122,797	$(186,950)	$165,305

Total assets as of December 31, 2022	$3,892,382	$587,519	$706,355	$764,917	$5,951,173

Year ended December 31, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$162,349	$13,101	$1	$648	$176,099
Interest expense	(53,414)	(2,403)	(36,075)	(91,057)	(182,949)
Net interest income (expense)	108,935	10,698	(36,074)	(90,409)	(6,850)
(Provision for) release of loan loss reserves	8,713		—	—	8,713
Net interest income (expense) after provision for (release of) loan reserves	117,648	10,698	(36,074)	(90,409)	1,863

Real estate operating income	—	—	101,564	—	101,564
Net result from mortgage loan receivables held for sale	8,398	—	—	—	8,398
Realized gain (loss) on securities	—	1,594	—	—	1,594
Unrealized gain (loss) on securities	—	(91)	—	—	(91)
Realized gain on sale of real estate, net	—	—	55,766	—	55,766
Fee and other income	10,507	—	50	633	11,190
Net result from derivative transactions	507	1,250	(8)	—	1,749
Earnings (loss) from investment in unconsolidated ventures	335	—	1,244	—	1,579
Total other income (loss)	19,747	2,753	158,616	633	181,749

Compensation and employee benefits	—	—	—	(38,347)	(38,347)
Operating expenses	127	—	—	(17,799)	(17,672)
Real estate operating expenses	—	—	(26,161)	—	(26,161)
Investment related expenses	(2,341)	(217)	(849)	(2,403)	(5,810)
Depreciation and amortization	—	—	(37,702)	(99)	(37,801)
Total costs and expenses	(2,214)	(217)	(64,712)	(58,648)	(125,791)

Income tax (expense) benefit	—	—	—	(928)	(928)
Segment profit (loss)	$135,181	$13,234	$57,830	$(149,352)	$56,893

Total assets as of December 31, 2021	$3,521,986	$703,280	$914,027	$711,959	$5,851,252

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $6.9 million and $6.2 million as of December 31, 2023 and December 31, 2022, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in FHLB stock of $5.2 million as of December 31, 2023 and $9.6 million as of December 31, 2022, and the Company’s senior unsecured notes of $1.6 billion at December 31, 2023 and December 31, 2022.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no additional disclosure is necessary.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2023
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Newburgh, IN	$859	$126	$954	$178	$—	$126	$954	$178	$1,258	$(99)	10/13/20	2020	45 years
Retail Property in Newburgh, IN	915	213	873	220	—	213	873	220	1,306	(120)	03/16/20	2020	45 years
Retail Property in Isanti, MN	1,000	249	894	297	—	249	894	297	1,440	(114)	03/16/20	2020	55 years
Retail Property in Little Falls, MN	856	199	783	249	—	199	783	249	1,231	(106)	03/10/20	2020	55 years
Retail Property in Waterloo, IA	862	130	896	214	—	130	896	214	1,240	(122)	01/30/20	2019	45 years
Retail Property in Sioux City, IA	919	220	876	222	—	220	876	222	1,318	(125)	01/30/20	2019	45 years
Retail Property in Wardsville, MO	981	257	919	202	—	257	919	202	1,378	(135)	11/22/19	2019	40 years
Retail Property in Kincheloe, MI	886	58	939	229	—	58	939	229	1,226	(134)	11/22/19	2019	45 years
Retail Property in Clinton, IN	1,037	269	954	204	—	269	954	204	1,427	(128)	11/22/19	2019	44 years
Retail Property in Saginaw, MI	952	96	1,014	210	—	96	1,014	210	1,320	(151)	10/04/19	2019	45 years
Retail Property in Rolla, MO	937	110	1,011	188	—	110	1,011	188	1,309	(152)	10/04/19	2019	40 years
Retail Property in Sullivan, IL	1,175	340	981	257	—	340	981	257	1,578	(136)	09/13/19	2019	50 years
Retail Property in Becker, MN	936	136	922	188	—	136	922	188	1,246	(124)	09/13/19	2019	55 years
Retail Property in Adrian, MO	858	136	884	191	—	136	884	191	1,211	(130)	09/13/19	2019	45 years
Retail Property in Chillicothe, IL	1,025	227	1,047	245	—	227	1,047	245	1,519	(149)	09/05/19	2019	50 years
Retail Property in Poseyville, IN	868	160	947	194	—	160	947	194	1,301	(138)	08/13/19	2019	44 years
Retail Property in Dexter, MO	874	141	890	177	—	141	890	177	1,208	(135)	07/09/19	2019	40 years
Retail Property in Hubbard Lake, MI	914	40	1,017	203	—	40	1,017	203	1,260	(157)	07/09/19	2019	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Fayette, MO	1,085	107	1,168	219	—	107	1,168	219	1,494	(179)	06/26/19	2019	40 years
Retail Property in Centralia, IL	943	200	913	193	—	200	913	193	1,306	(159)	04/25/19	2019	40 years
Retail Property in Trenton, MO	886	396	628	202	—	396	628	202	1,226	(160)	02/26/19	2019	30 years
Retail Property in Houghton Lake, MI	953	124	939	241	—	124	939	241	1,304	(168)	02/26/19	2018	40 years
Retail Property in Pelican Rapids, MN	908	78	1,016	169	—	78	1,016	169	1,263	(222)	12/26/18	2018	30 years
Retail Property in Carthage, MO	837	225	766	176	—	225	766	176	1,167	(146)	12/26/18	2018	40 years
Retail Property in Bolivar, MO	886	186	876	182	—	186	876	182	1,244	(161)	12/26/18	2018	40 years
Retail Property in Pinconning, MI	942	167	905	221	—	167	905	221	1,293	(151)	12/06/18	2018	45 years
Retail Property in New Hampton, IA	1,007	177	1,111	187	—	177	1,111	187	1,475	(225)	11/30/18	2018	35 years
Retail Property in Ogden, IA	856	107	931	153	—	107	931	153	1,191	(197)	10/03/18	2018	35 years
Retail Property in Wonder Lake, IL	937	221	888	214	—	221	888	214	1,323	(199)	04/12/18	2017	39 years
Retail Property in Moscow Mills, MO	986	161	945	203	—	161	945	203	1,309	(193)	04/12/18	2018	45 years
Retail Property in Foley, MN	883	238	823	172	—	238	823	172	1,233	(203)	04/12/18	2018	35 years
Retail Property in Kirbyville, MO	869	98	965	155	—	98	965	155	1,218	(193)	04/02/18	2018	40 years
Retail Property in Gladwin, MI	883	88	951	203	—	88	951	203	1,242	(181)	04/02/18	2017	45 years
Retail Property in Rockford, MN	891	187	850	207	—	187	850	207	1,244	(262)	12/08/17	2017	30 years
Retail Property in Winterset, IA	940	272	830	200	—	272	830	200	1,302	(207)	12/08/17	2017	35 years
Retail Property in Kawkawlin, MI	922	242	871	179	—	242	871	179	1,292	(238)	10/05/17	2017	30 years
Retail Property in Aroma Park, IL	947	223	869	164	—	223	869	164	1,256	(201)	10/05/17	2017	35 years
Retail Property in East Peoria, IL	1,017	233	998	161	—	233	998	161	1,392	(225)	10/05/17	2017	40 years
Retail Property in Milford, IA	983	254	883	217	—	254	883	217	1,354	(211)	09/08/17	2017	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Jefferson City, MO	939	164	966	205	—	164	966	205	1,335	(226)	06/02/17	2016	40 years
Retail Property in Denver, IA	893	198	840	191	—	198	840	191	1,229	(220)	05/31/17	2017	35 years
Retail Property in Port O'Connor, TX	944	167	937	200	—	167	937	200	1,304	(246)	05/25/17	2017	35 years
Retail Property in Wabasha, MN	959	237	912	214	—	237	912	214	1,363	(262)	05/25/17	2016	35 years
Office in Jacksonville, FL	82,709	13,290	106,601	21,362	8,788	13,290	115,389	21,362	150,041	(32,151)	05/23/17	1989	36 years
Retail Property in Shelbyville, IL	858	189	849	199	—	189	849	199	1,237	(212)	05/23/17	2016	40 years
Retail Property in Jesup, IA	879	119	890	191	—	119	890	191	1,200	(231)	05/05/17	2017	35 years
Retail Property in Hanna City, IL	860	174	925	132	—	174	925	132	1,231	(229)	04/11/17	2016	39 years
Retail Property in Ridgedale, MO	986	250	928	187	—	250	928	187	1,365	(231)	03/09/17	2016	40 years
Retail Property in Peoria, IL	898	209	933	133	—	209	933	133	1,275	(244)	02/06/17	2016	35 years
Retail Property in Carmi, IL	1,093	286	916	239	—	286	916	239	1,441	(234)	02/03/17	2016	40 years
Retail Property in Springfield, IL	995	391	784	227	—	393	789	224	1,406	(213)	11/16/16	2016	40 years
Retail Property in Fayetteville, NC	4,851	1,379	3,121	2,472	—	1,379	3,121	2,471	6,971	(1,697)	11/15/16	2008	37 years
Retail Property in Dryden Township, MI	905	178	893	201	—	178	899	202	1,279	(229)	10/26/16	2016	40 years
Retail Property in Lamar, MO	895	164	903	171	—	164	903	171	1,238	(234)	07/22/16	2016	40 years
Retail Property in Union, MO	939	267	867	207	—	267	867	207	1,341	(250)	07/01/16	2016	40 years
Retail Property in Pawnee, IL	939	249	775	206	—	249	775	206	1,230	(227)	07/01/16	2016	40 years
Retail Property in Linn, MO	854	89	920	183	—	89	920	183	1,192	(243)	06/30/16	2016	40 years
Retail Property in Cape Girardeau, MO	1,035	453	702	217	—	453	702	217	1,372	(213)	06/30/16	2016	40 years
Retail Property in Decatur-Pershing, IL	1,044	395	924	155	—	395	924	155	1,474	(243)	06/30/16	2016	40 years
Retail Property in Rantoul, IL	917	100	1,023	178	—	100	1,023	178	1,301	(252)	06/21/16	2016	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Flora Vista, NM	994	272	864	198	—	272	864	198	1,334	(299)	06/06/16	2016	35 years
Retail Property in Mountain Grove, MO	974	163	1,026	212	—	163	1,026	212	1,401	(279)	06/03/16	2016	40 years
Retail Property in Decatur-Sunnyside, IL	956	182	954	139	—	182	954	139	1,275	(248)	06/03/16	2016	40 years
Retail Property in Champaign, IL	1,009	365	915	149	—	365	915	149	1,429	(231)	06/03/16	2016	40 years
Retail Property in San Antonio, TX	896	252	703	196	—	251	702	196	1,149	(236)	05/06/16	2015	35 years
Retail Property in Borger, TX	792	68	800	181	—	68	800	181	1,049	(235)	05/06/16	2016	40 years
Retail Property in Dimmitt, TX	1,066	86	1,077	236	—	85	1,074	236	1,395	(303)	04/26/16	2016	40 years
Retail Property in St. Charles, MN	971	200	843	226	—	200	843	226	1,269	(301)	04/26/16	2016	30 years
Retail Property in Philo, IL	934	160	889	189	—	160	889	189	1,238	(231)	04/26/16	2016	40 years
Retail Property in Radford, VA	1,124	411	896	256	—	411	896	256	1,563	(334)	12/23/15	2015	40 years
Retail Property in Rural Retreat, VA	1,012	328	811	260	—	328	811	260	1,399	(290)	12/23/15	2015	40 years
Retail Property in Albion, PA	1,097	100	1,033	392	—	100	1,033	392	1,525	(491)	12/23/15	2015	50 years
Retail Property in Mount Vernon, AL	920	187	876	174	—	187	876	174	1,237	(280)	12/23/15	2015	44 years
Retail Property in Malone, NY	1,075	183	1,154	—	166	183	1,320	—	1,503	(313)	12/16/15	2015	39 years
Retail Property in Mercedes, TX	829	257	874	132	—	257	874	132	1,263	(232)	12/16/15	2015	45 years
Retail Property in Gordonville, MO	769	247	787	173	—	247	787	173	1,207	(235)	11/10/15	2015	40 years
Retail Property in Rice, MN	814	200	859	184	—	200	859	184	1,243	(340)	10/28/15	2015	30 years
Retail Property in Bixby, OK	7,927	2,609	7,776	1,765	—	2,609	7,776	1,765	12,150	(2,374)	10/27/15	2012	37 years
Retail Property in Farmington, IL	892	96	1,161	150	—	96	1,161	150	1,407	(304)	10/23/15	2015	40 years
Retail Property in Grove, OK	3,613	402	4,364	817	—	402	4,364	817	5,583	(1,397)	10/20/15	2012	37 years
Retail Property in Jenks, OK	8,770	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(2,812)	10/19/15	2009	38 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Bloomington, IL	814	173	984	138	—	173	984	138	1,295	(272)	10/14/15	2015	40 years
Retail Property in Montrose, MN	772	149	876	169	—	149	876	169	1,194	(343)	10/14/15	2015	30 years
Retail Property in Lincoln County , MO	736	149	800	188	—	149	800	188	1,137	(240)	10/14/15	2015	40 years
Retail Property in Wilmington, IL	899	161	1,078	160	—	161	1,078	160	1,399	(296)	10/07/15	2015	40 years
Retail Property in Danville, IL	736	158	870	132	—	158	870	132	1,160	(226)	10/07/15	2015	40 years
Retail Property in Moultrie, GA	929	170	962	173	—	170	962	173	1,305	(366)	09/22/15	2014	44 years
Retail Property in Rose Hill, NC	999	245	972	203	—	245	972	203	1,420	(355)	09/22/15	2014	44 years
Retail Property in Rockingham, NC	820	73	922	163	—	73	922	163	1,158	(317)	09/22/15	2014	44 years
Retail Property in Biscoe, NC	859	147	905	164	—	147	905	164	1,216	(323)	09/22/15	2014	44 years
Retail Property in De Soto, IA	703	139	796	176	—	139	796	176	1,111	(256)	09/08/15	2015	35 years
Retail Property in Kerrville, TX	767	186	849	200	—	186	849	200	1,235	(319)	08/28/15	2015	35 years
Retail Property in Floresville, TX	814	268	828	216	—	268	828	216	1,312	(323)	08/28/15	2015	35 years
Retail Property in Minot, ND	4,693	1,856	4,472	618	—	1,856	4,472	618	6,946	(1,266)	08/19/15	2012	38 years
Retail Property in Lebanon, MI	819	359	724	178	—	359	724	178	1,261	(226)	08/14/15	2015	40 years
Retail Property in Effingham County, IL	819	273	774	205	—	273	774	205	1,252	(262)	08/10/15	2015	40 years
Retail Property in Ponce, Puerto Rico	6,513	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(1,919)	08/03/15	2012	37 years
Retail Property in Tremont, IL	782	164	860	168	—	164	860	168	1,192	(278)	06/25/15	2015	35 years
Retail Property in Pleasanton, TX	858	311	850	216	—	311	850	216	1,377	(323)	06/24/15	2015	35 years
Retail Property in Peoria, IL	847	180	934	179	—	180	934	179	1,293	(303)	06/24/15	2015	35 years
Retail Property in Bridgeport, IL	815	192	874	175	—	192	874	175	1,241	(282)	06/24/15	2015	35 years
Retail Property in Warren, MN	696	108	825	157	—	108	825	157	1,090	(323)	06/24/15	2015	30 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Canyon Lake, TX	900	291	932	220	—	291	932	220	1,443	(336)	06/18/15	2015	35 years
Retail Property in Wheeler, TX	711	53	887	188	—	53	887	188	1,128	(319)	06/18/15	2015	35 years
Retail Property in Aurora, MN	624	126	709	157	—	126	709	157	992	(229)	06/18/15	2015	40 years
Retail Property in Red Oak, IA	780	190	839	179	—	190	839	179	1,208	(331)	05/07/15	2014	35 years
Retail Property in Zapata, TX	747	62	998	145	—	62	998	145	1,205	(412)	05/07/15	2015	35 years
Retail Property in St. Francis, MN	734	105	911	163	—	105	911	163	1,179	(400)	03/26/15	2014	35 years
Retail Property in Yorktown, TX	786	97	1,005	199	—	97	1,005	199	1,301	(433)	03/25/15	2015	35 years
Retail Property in Battle Lake, MN	721	136	875	157	—	136	875	157	1,168	(417)	03/25/15	2014	30 years
Retail Property in Paynesville, MN	806	246	816	192	—	246	816	192	1,254	(346)	03/05/15	2015	40 years
Retail Property in Wheaton, MO	639	73	800	97	—	73	800	97	970	(293)	03/05/15	2015	40 years
Retail Property in Rotterdam, NY	8,993	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(5,605)	03/03/15	1996	20 years
Retail Property in Hilliard, OH	4,496	654	4,870	860	—	654	4,870	860	6,384	(1,600)	03/02/15	2007	41 years
Retail Property in Niles, OH	3,653	437	4,084	680	—	437	4,084	680	5,201	(1,332)	03/02/15	2007	41 years
Retail Property in Youngstown, OH	3,798	380	4,363	658	—	380	4,363	658	5,401	(1,452)	02/20/15	2005	40 years
Retail Property in Iberia, MO	880	130	1,033	165	—	130	1,033	165	1,328	(386)	01/23/15	2015	39 years
Retail Property in Pine Island, MN	757	112	845	185	—	112	845	185	1,142	(372)	01/23/15	2014	40 years
Retail Property in Isle, MN	711	120	787	171	—	120	787	171	1,078	(359)	01/23/15	2014	40 years
Retail Property in Jacksonville, NC	5,584	1,863	5,749	1,020	—	1,863	5,749	1,020	8,632	(2,038)	01/22/15	2014	44 years
Retail Property in Evansville, IN	6,318	1,788	6,348	864	—	1,788	6,348	864	9,000	(2,372)	11/26/14	2014	35 years
Retail Property in Woodland Park, CO	2,770	668	2,681	620	—	668	2,681	620	3,969	(1,264)	11/14/14	2014	35 years
Retail Property in Springfield, MO	8,212	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(2,836)	11/04/14	2011	37 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Cedar Rapids, IA	7,713	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(3,660)	11/04/14	2012	30 years
Retail Property in Fairfield, IA	7,503	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(3,164)	11/04/14	2011	37 years
Retail Property in Owatonna, MN	6,997	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(3,030)	11/04/14	2010	36 years
Retail Property in Muscatine, IA	5,018	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(3,008)	11/04/14	2013	29 years
Retail Property in Sheldon, IA	3,018	633	3,053	708	—	633	3,053	708	4,394	(1,294)	11/04/14	2011	37 years
Retail Property in Memphis, TN	3,874	1,986	2,800	803	—	1,986	2,800	803	5,589	(2,406)	10/24/14	1962	15 years
Retail Property in Bennett, CO	2,467	470	2,503	563	—	470	2,503	563	3,536	(1,208)	10/02/14	2014	34 years
Retail Property in O'Fallon, IL	5,672	2,488	5,388	1,064	—	2,488	5,388	1,064	8,940	(4,479)	08/08/14	1984	15 years
Retail Property in El Centro, CA	2,976	569	3,133	575	—	569	3,133	575	4,277	(1,153)	08/08/14	2014	50 years
Retail Property in Durant, OK	—	594	3,900	498	—	594	3,900	498	4,992	(1,420)	01/28/13	2007	40 years
Retail Property in Gallatin, TN	—	1,725	2,616	721	—	1,725	2,616	721	5,062	(1,275)	12/28/12	2007	40 years
Retail Property in Mt. Airy, NC	—	729	3,353	621	—	729	3,353	621	4,703	(1,422)	12/27/12	2007	39 years
Retail Property in Aiken, SC	—	1,588	3,480	858	—	1,588	3,480	858	5,926	(1,552)	12/21/12	2008	41 years
Retail Property in Johnson City, TN	—	917	3,607	739	—	917	3,607	739	5,263	(1,564)	12/21/12	2007	40 years
Retail Property in Palmview, TX	—	938	4,837	1,044	—	938	4,837	1,044	6,819	(1,791)	12/19/12	2012	44 years
Retail Property in Ooltewah, TN	—	903	3,957	843	—	903	3,957	843	5,703	(1,673)	12/18/12	2008	41 years
Retail Property in Abingdon, VA	—	682	3,733	666	—	682	3,733	666	5,081	(1,594)	12/18/12	2006	41 years
Retail Property in Vineland, NJ	—	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(9,636)	09/21/12	2003	30 years
Retail Property in Saratoga Springs, NY	—	748	13,936	5,538	—	748	13,936	5,538	20,222	(9,059)	09/21/12	1994	27 years
Retail Property in Waldorf, MD	—	4,933	11,684	2,882	—	4,933	11,684	2,882	19,499	(7,548)	09/21/12	1999	25 years
Retail Property in Mooresville, NC	—	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	(8,113)	09/21/12	2000	24 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in DeLeon Springs, FL	—	239	782	221	—	239	782	221	1,242	(561)	08/13/12	2011	35 years
Retail Property in Orange City, FL	—	229	853	235	—	229	853	235	1,317	(580)	05/23/12	2011	35 years
Retail Property in Satsuma, FL	—	79	821	192	—	79	821	192	1,092	(557)	04/19/12	2011	35 years
Retail Property in Greenwood, AR	—	1,038	3,415	694	—	1,038	3,415	694	5,147	(1,516)	04/12/12	2009	43 years
Retail Property in Millbrook, AL	—	970	5,972	—	—	970	5,972	—	6,942	(2,212)	03/28/12	2008	32 years
Retail Property in Spartanburg, SC	3,327	828	2,567	772	—	828	2,567	772	4,167	(1,467)	01/14/11	2007	42 years
Retail Property in Tupelo, MS	4,506	1,120	3,070	939	—	1,120	3,070	939	5,129	(1,673)	08/13/10	2007	47 years
Retail Property in Lilburn, GA	—	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791	(1,933)	08/12/10	2007	47 years
Retail Property in Douglasville, GA	4,709	1,717	2,705	987	—	1,717	2,705	987	5,409	(1,537)	08/12/10	2008	48 years
Retail Property in Elkton, MD	4,351	963	3,049	860	—	963	3,049	860	4,872	(1,629)	07/27/10	2008	49 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Lexington, SC	4,101	1,644	2,219	869	—	1,644	2,219	869	4,732		(1,377)	06/28/10	2009	48 years
Total Net Lease	$325,783	$95,045	$441,864	$97,060	$8,954	$95,045	$450,825	$97,057	$642,927		$(173,529)

Retail in New York, NY	$—	$8,896	$13,750	$—	$—	$8,896	$13,751	$—	$22,647		$—	12/21/23	1985	40 years
Multifamily in Pittsburgh, PA	—	7,141	26,222	1,116	—	7,141	26,227	1,122	34,490		(428)	11/01/23	1966	37 years
Multifamily in New York, NY	—	15,824	13,512	1,135	—	15,824	13,628	1,019	30,471		(409)	09/19/23	1921	20 years
Office in Houston, TX	—	826	6,322	2,380	2,106	826	8,430	2,380	11,636		(1,416)	11/01/22	1983	28 years
Retail in New York, NY	—	2,434	5,482	—	33	2,434	5,515	—	7,949		(373)	02/11/22	2019	28 years
Hotel in Schaumburg, IL	—	8,029	29,971	—	718	8,029	30,689	—	38,718		(5,824)	12/17/21	1983	25 years
Hotel in Omaha, NE	—	2,963	15,237	—	1,228	2,963	16,465	—	19,428		(3,897)	02/27/19	1969	35 years
Apartments in Isla Vista, CA	88,854	36,274	47,694	1,118	2,142	36,274	49,837	1,118	87,229		(8,520)	05/01/18	2009	42 years
Office in Crum Lynne, PA	6,013	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(1,903)	09/29/17	1999	35 years
Office in Peoria, IL	—	940	439	1,508	1,020	1,174	1,460	1,508	4,142		(1,398)	10/21/16	1926	15 years
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	—	2,041	4,269	1,033	7,343		(2,319)	10/14/15	1985	20 years
Office in Oakland County, MI	17,401	1,147	7,707	9,932	10,887	1,144	18,587	9,928	29,659		(20,768)	02/01/13	1989	35 years
	$112,268	$87,918	$177,486	$19,888	$18,134	$88,149	$196,376	$19,774	$304,299		$(47,255)

Total Real Estate	$438,051	$182,963	$619,350	$116,948	$27,088	$183,194	$647,201	$116,831	$947,226	(1)	$(220,784)

(1)      The aggregate cost for U.S. federal income tax purposes is $0.9 billion at December 31, 2023.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2022 to December 31, 2023 ($ in thousands):

Total Real Estate
Balance at December 31, 2022	$899,144
Acquisitions	—
Acquisitions through foreclosures	87,598
Improvements	4,374
Dispositions and write-offs	(43,890)
Impairments	—
Balance at December 31, 2023	$947,226

The following table reconciles real estate from December 31, 2021 to December 31, 2022 ($ in thousands):

Total Real Estate
Balance at December 31, 2021	$1,127,495
Acquisitions through foreclosures	24,965
Improvements	6,949
Dispositions and write-offs	(260,265)
Balance at December 31, 2022	$899,144

The following table reconciles real estate from December 31, 2020 to December 31, 2021 ($ in thousands):

Total Real Estate
Balance at December 31, 2020	$1,216,229
Acquisitions	20,452
Acquisitions through foreclosures	81,750
Improvements	4,871
Dispositions and write-offs	(195,807)
Balance at December 31, 2021	$1,127,495

Reconciliation of Accumulated Depreciation and Amortization Expense:

The following table reconciles accumulated depreciation and amortization from December 31, 2022 to December 31, 2023 ($ in thousands):

Total Real Estate
Balance at December 31, 2022	$199,008
Depreciation and amortization expense	29,791
Dispositions/write-offs	(8,015)
Balance at December 31, 2023	$220,784

The following table reconciles accumulated depreciation and amortization from December 31, 2021 to December 31, 2022 ($ in thousands):

Total Real Estate

Balance at December 31, 2021	$236,622
Depreciation and amortization expense	32,937
Dispositions/write-offs	(70,551)
Balance at December 31, 2022	$199,008

The following table reconciles accumulated depreciation and amortization from December 31, 2020 to December 31, 2021 ($ in thousands):

Total Real Estate
Balance at December 31, 2020	$230,925
Depreciation and amortization expense	38,069
Dispositions/write-offs	(32,372)
Balance at December 31, 2021	$236,622

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2023
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)			Effective Maturity Dates			Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)
First Mortgages individually >3%
First Mortgage	Office	9.19%			8/6/2024			IO	$—	$110,800	$110,551		$—
First Mortgage	Office	8.99%			7/6/2024			IO	—	224,175	223,676		—
First Mortgage	Industrial	8.49%			6/30/2024			IO	—	114,331	114,330		—
First Mortgage	Mixed	9.46%			10/4/2024			IO	—	145,840	144,752		—
First Mortgages individually <3%
First Mortgage	Multi-Family, Office, Mixed, Industrial, Retail, Mobile Home Park, Hotel, Land	4.25%	—	13.74%	2024	—	2032	IO, P&I	—	2,568,007	2,556,267		14,541
Total First Mortgages									—	3,163,153	3,149,576		14,541
Subordinated Mortgages individually <3%
Subordinate Mortgage	Retail, Office, Hotel	10.00%	—	12.00%	2024	—	2027	IO	296,201	32,423	32,381		—
Total Subordinated Mortgages									296,201	32,423	32,381		—
Total Mortgages									296,201	3,195,576	3,181,957		14,541
Allowance for credit losses									N/A	N/A	(43,165)	(4)	N/A
Total Mortgages after Allowance for Credit Losses									$296,201	$3,195,576	$3,138,792	(5)(6)	$14,541

(1)    Interest rates as of December 31, 2023.
(2)    IO = Interest only. P&I = Principal and Interest.
(3)    Represents principal amount of loans on non-accrual status. The carrying value of loans on non-accrual status was $14.5 million as of December 31, 2023. Refer to the Allowance for Credit Losses and Non-Accrual Status section of Note 3, Mortgage Loan Receivables, for further detail.
(4)    Refer to Note 3, Mortgage Loan Receivables, for further detail.
(5)    The aggregate cost for U.S. federal income tax purposes is $3.2 billion.
(6)     Includes $26.9 million of mortgage loans held for sale as of December 31, 2023.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2020 to December 31, 2023 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables
Balance December 31, 2022	$3,885,746	$(20,755)	$27,391	$3,892,382
Origination of mortgage loan receivables	68,415	—	—	68,415
Repayment of mortgage loan receivables	(726,710)	—	—	(726,710)
Non-cash disposition of loan via foreclosure	(91,408)	—	—	(91,408)
Realized gain on sale of mortgage loan receivables	—	—	(523)	(523)
Accretion/amortization of discount, premium and other fees	19,046	—	—	19,046
Charge-offs	—	2,700	—	2,700
Release of provision for current expected credit loss, net	—	(25,110)	—	(25,110)
Balance December 31, 2023	$3,155,089	$(43,165)	$26,868	$3,138,792

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2021	$3,553,737	$(31,752)	$—	$3,521,985
Origination of mortgage loan receivables	1,234,765	—	61,318	1,296,083
Repayment of mortgage loan receivables	(901,082)	—	(68)	(901,150)
Proceeds from sales of mortgage loan receivables	—	—	(29,151)	(29,151)
Non-cash disposition of loan via foreclosure	(10,235)	—	—	(10,235)
Realized gain on sale of mortgage loan receivables	2,197	—	(4,708)	(2,511)
Accretion/amortization of discount, premium and other fees	20,759	—	—	20,759
Charge-offs	(14,395)	14,395	—	—
Release of provision for current expected credit loss, net	—	(3,398)	—	(3,398)
Balance December 31, 2022	$3,885,746	$(20,755)	$27,391	$3,892,382

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2020	$2,354,059	$(41,507)	$30,518	$2,343,070
Origination of mortgage loan receivables	2,309,888	—	220,359	2,530,247
Repayment of mortgage loan receivables	(1,059,796)	—	(183)	(1,059,979)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(259,092)	(305,649)
Non-cash disposition of loan via foreclosure	(81,289)	—	—	(81,289)
Realized gain on sale of mortgage loan receivables	—	—	8,398	8,398
Accretion/amortization of discount, premium and other fees	13,832	—	—	13,832
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—	1,150
Release of provision for current expected credit loss, net	—	8,605	—	8,605
Balance December 31, 2021	$3,553,737	$(31,752)	$—	$3,521,985

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

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

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual 2023 meeting of stockholders and is incorporated herein by reference.

The information required by Item 12 regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

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
3.2
Amendment to Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2015)

3.3
Certificate of Second Amendment to the Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 7, 2023)

3.4	Amended and Restated By-laws of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022)
4.1	Form of Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
4.2
Indenture for the 2025 Notes, dated September 25, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2017)

4.3
Indenture for the 2027 Notes, dated January 30, 2020, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2020)

4.4
Purchase Right, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020)

4.5
Registration Rights Agreement, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on 8-K filed on May 4, 2020)

4.6	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.21 to the Company’s Form 10-K filed on February 26, 2021)
4.7
Indenture, for 2029 Notes, dated June 23, 2021, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on June 23, 2021).

10.1
Amendment to Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of November 30, 2015, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March 7, 2016)

10.2 #	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.3 #	Harris Third Amended and Restated Employment Agreement, dated as of May 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017)
10.4 #
McCormack Second Amended and Restated Employment Agreement, dated as of January 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2018)

10.5 #	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (filed on June 13, 2014))
10.6 #	Ladder Capital Corp 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2023)
10.7 #	Form of Restricted Stock Award Agreement - New Management
10.8 #	Form of Restricted Stock Award Agreement - Employees
10.9 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.10
Second Amended and Restated Registration Rights Agreement, dated as of March 3, 2017, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP and each of the Ladder Investors (as defined therein) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 3, 2017)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.11 #
Amended and Restated Employment Agreement, dated June 15, 2023, between Ladder Capital Finance LLC and Paul J. Miceli (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2023)

10.12 #	Employment Agreement, dated June 15, 2023, between Ladder Capital Finance LLC and Kelly Porcella (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 16, 2023)
21.1	Subsidiaries of Ladder Capital Corp
23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy, dated November 6, 2023, by Ladder Capital Corp
101	101.SCH* iXBRL Schema Document.
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

LADDER CAPITAL CORP
(Registrant)

Date: February 12, 2024	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2024
Brian Harris

/s/ PAUL J. MICELI	Chief Financial Officer (Principal Financial Officer)	February 12, 2024
Paul J. Miceli

/s/ ANTHONY V. ESPOSITO	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2024
Anthony V. Esposito

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 12, 2024
Alan Fishman

/s/ MARK ALEXANDER	Director	February 12, 2024
Mark Alexander

/s/ DOUGLAS DURST	Director	February 12, 2024
Douglas Durst

/s/ PAMELA MCCORMACK	Director	February 12, 2024
Pamela McCormack

/s/ JEFFREY STEINER	Director	February 12, 2024
Jeffrey Steiner

/s/ DAVID WEINER	Director	February 12, 2024
David Weiner