Form 10-Q
period 2024-03-31
Ladder Capital Corp
filed 2024-04-29
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2024
Class A common stock, $0.001 par value	127,888,375
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2024

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2023 (“the Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (the “SEC”);
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2024(1)	December 31, 2023(1)
	(Unaudited)
Assets
Cash and cash equivalents	$1,220,217	$1,015,678
Restricted cash	12,274	15,450
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,797,945	3,155,089
Allowance for credit losses	(49,060)	(43,165)
Mortgage loan receivables held for sale	26,955	26,868
Securities	466,763	485,533
Real estate and related lease intangibles, net	733,635	726,442
Investments in and advances to unconsolidated ventures	6,862	6,877
Derivative instruments	674	1,454
Accrued interest receivable	23,207	24,233
Other assets	83,326	98,218
Total assets	$5,322,798	$5,512,677
Liabilities and Equity
Liabilities
Debt obligations, net	$3,667,029	$3,783,946
Dividends payable	30,721	32,294
Accrued expenses	45,603	65,144
Other liabilities	55,560	99,095
Total liabilities	3,798,913	3,980,479
Commitments and contingencies (refer to Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 129,883,019 and 128,027,478 shares issued and 127,888,375 and 126,911,689 shares outstanding as of March 31, 2024 and December 31, 2023, respectively.	128	127
Additional paid-in capital	1,767,128	1,756,750
Treasury stock, 1,994,644 and 1,115,789 shares, at cost	(21,611)	(12,001)
Retained earnings (dividends in excess of earnings)	(210,611)	(197,875)
Accumulated other comprehensive income (loss)	(9,820)	(13,853)
Total shareholders’ equity	1,525,214	1,533,148
Noncontrolling interests in consolidated ventures	(1,329)	(950)
Total equity	1,523,885	1,532,198
Total liabilities and equity	$5,322,798	$5,512,677

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net interest income
Interest income	$95,912	$103,796
Interest expense	58,771	60,749
Net interest income (expense)	37,141	43,047
Provision for (release of) loan loss reserves, net	5,768	4,736
Net interest income (expense) after provision for (release of) loan loss reserves	31,373	38,311
Other income (loss)
Real estate operating income	23,887	23,199
Net result from mortgage loan receivables held for sale	87	(194)
Fee and other income	3,700	1,641
Net result from derivative transactions	4,019	(2,242)
Earnings (loss) from investment in unconsolidated ventures	(15)	217
Gain on extinguishment of debt	177	9,217
Total other income (loss)	31,855	31,838
Costs and expenses
Compensation and employee benefits	20,789	22,084
Operating expenses	4,643	5,256
Real estate operating expenses	9,146	9,849
Investment related expenses	1,993	1,520
Depreciation and amortization	8,302	7,529
Total costs and expenses	44,873	46,238
Income (loss) before taxes	18,355	23,911
Income tax expense (benefit)	1,925	1,720
Net income (loss)	16,430	22,191
Net (income) loss attributable to noncontrolling interests in consolidated ventures	179	217
Net income (loss) attributable to Class A common shareholders	$16,609	$22,408

Earnings per share:
Basic	$0.13	$0.18
Diluted	$0.13	$0.18

Weighted average shares outstanding:
Basic	125,315,765	124,493,132
Diluted	125,520,373	124,656,102

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$16,430	$22,191
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	4,054	3,173
Reclassification adjustment for (gain) loss included in net income (loss)	(21)	312
Total other comprehensive income (loss)	4,033	3,485
Comprehensive income (loss)	20,463	25,676
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	179	217
Comprehensive income (loss) attributable to Class A common shareholders	$20,642	$25,893

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2023	126,912	$127	$1,756,750	$(12,001)	$(197,875)	$(13,853)	$(950)	$1,532,198
Distributions	—	—	—	—	—	—	(200)	(200)
Amortization of equity based compensation	—	—	10,298	—	—	—	—	10,298
Grants of restricted stock	1,856	2	—	—	—	—	—	2
Purchase of treasury stock	(60)	—	—	(647)	—	—	—	(647)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(813)	(1)	—	(8,883)	—	—	—	(8,884)
Forfeitures	(7)	—	80	(80)	—	—	—	—
Dividends declared	—	—	—	—	(29,345)	—	—	(29,345)
Net income (loss)	—	—	—	—	16,609	—	(179)	16,430
Other comprehensive income (loss)	—	—	—	—	—	4,033	—	4,033
Balance, March 31, 2024	127,888	$128	$1,767,128	$(21,611)	$(210,611)	$(9,820)	$(1,329)	$1,523,885

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$16,430	$22,191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(177)	(9,217)
Depreciation and amortization	8,302	7,529
Non-cash operating lease expense	17	538
Unrealized (gain) loss on derivative instruments	780	373
Provision for (release of) loan loss reserves	5,768	4,736
Amortization of equity based compensation	10,298	9,124
Amortization of deferred financing costs included in interest expense	2,999	3,580
Amortization of premium/discount on mortgage loan financing included in interest expense	(151)	(150)
Amortization of above- and below-market lease intangibles	(432)	(454)
(Accretion)/amortization of discount, premium and other fees on loans	(4,040)	(6,985)
(Accretion)/amortization of discount and premium on securities	(306)	(501)
Net result from mortgage loan receivables held for sale	(87)	194
Realized (gain) loss on securities	(53)	307
Realized (gain) loss on sale of derivative instruments	—	244
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	15	(117)
Change in deferred tax asset (liability)	1,344	827
Changes in operating assets and liabilities:
Accrued interest receivable	1,026	(856)
Other assets	1,213	1,902
Accrued expenses and other liabilities	(63,321)	78,145
Net cash provided by (used in) operating activities	(20,375)	111,410

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(48,702)	(32,616)
Repayment of mortgage loan receivables held for investment	362,854	150,186
Purchases of securities	(70,603)	(3,513)
Repayment of securities	88,147	60,214
Basis recovery of interest-only securities	888	1,024
Proceeds from sales of securities	4,799	13,595
Capital improvements of real estate	(1,373)	(626)
Proceeds from FHLB stock	1,125	—
Net cash provided by (used in) investing activities	337,135	188,264

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Deferred financing costs paid	(1,321)	(817)
Proceeds from borrowings under debt obligations	80,942	601,338
Repayment and repurchase of borrowings under debt obligations	(199,184)	(757,779)
Cash dividends paid to Class A common shareholders	(30,918)	(30,356)
Capital distributed to noncontrolling interests in consolidated ventures	(200)	(511)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,883)	(7,852)
Purchase of treasury stock	(647)	(2,285)
Net cash provided by (used in) financing activities	(160,211)	(198,262)
Net increase (decrease) in cash, cash equivalents and restricted cash	156,549	101,412
Cash, cash equivalents and restricted cash at beginning of period	1,075,942	659,602
Cash, cash equivalents and restricted cash at end of period	$1,232,491	$761,014

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	15	—
Repurchase of treasury shares, not settled	—	12
Repayments in transit of securities (other assets)	27	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	40,357	—
Settlement of mortgage loan receivable held for investment by real estate, net	(14,541)	—
Real estate acquired in settlement of mortgage loan receivable held for investment, net	14,110	—
Dividends declared, not paid	30,721	30,802

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$1,220,217	$626,139
Restricted cash	12,274	25,158
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	—	109,717
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,232,491	$761,014

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2024, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, which are included in the Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans. For collateral dependent loans, the Company may elect a practical expedient that allows the Company to measure expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. If foreclosure is probable, the Company is required to measure for expected losses using this methodology.

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

The Company designates a loan as a non-accrual loan generally when: (i) the principal or coupon interest components of loan payments become 90-days past due; or (ii) in the opinion of the Company, recovery of principal and coupon interest is doubtful. Interest income on non-accrual loans in which the Company reasonably expects a recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost basis. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received. A loan will be written off when management has determined principal and coupon interest is no longer realizable and deemed non-recoverable.

Transfers of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860, which, at the time of the transfer, require that the transferred assets qualify as recognized financial assets and the Company surrender control over the assets. Such surrender requires that the assets be isolated from the Company, even in bankruptcy or other receivership, the purchaser have the right to pledge or sell the assets transferred and the Company not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. In November 2017, the SEC staff indicated that, despite transfer restrictions placed on qualified Third Party Purchasers by the risk retention rules of the Dodd-Frank Act, they would not take exception to a registrant treating transfers of financial instruments in a securitization as sales if the transfers otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is consistent with the substance of such transactions and, accordingly, reflects such transfers as sales. The Company recognizes gains on sale of loans net of any costs related to that sale.

Debt Issued

From time to time, a subsidiary of the Company will originate a loan (each, an “inter-segment loan,” and collectively, “inter-segment loans”) to another subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an inter-segment loan to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction and accounted for under ASC 470. The accounting for the securitization of an inter-segment loan—a financial instrument that has never been recognized in the consolidated financial statements as an asset—is considered a financing transaction under ASC 470, and ASC 835

The periodic securitization of the Company’s mortgage loans involves both inter-segment loans and mortgage loans made to third parties with the latter recognized as financial assets in the Company’s consolidated financial statements as part of an integrated transaction. The Company receives aggregate proceeds equal to the transaction’s all-in securitization value and sales price. In accordance with the guidance under ASC 835, when initially measuring the obligation arising from an inter-segment loan’s securitization, the Company allocates the proceeds from each securitization transaction between the third-party loans and each inter-segment loan so securitized on a relative fair value basis determined in accordance with the guidance in ASC 820. The difference between the amount allocated to each inter-segment loan and the loan’s face amount is recorded as a premium or discount, and is amortized, using the effective interest method, as a reduction or increase in reported interest expense, respectively.

Reclassification

The Company reclassified realized and unrealized gain (loss) on securities into fee and other income for the three months ended March 31, 2024. As such, the realized loss of $0.3 million and unrealized gain of $0.1 million for the three months ended March 31, 2023 were reclassified into fee and other income on the Consolidated Statement of Income. Refer to Note 4, Securities for realized and unrealized gain/loss details. Certain other prior period amounts have been reclassified to conform to the current period's presentation.

Recently Adopted Accounting Pronouncements

None.

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

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are being evaluated or are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

March 31, 2024 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,787,559	$2,781,618		9.41%	0.7
Mezzanine loans	16,360	16,327		11.21%	1.4
Total mortgage loans receivable	2,803,919	2,797,945		9.42%	0.7
Allowance for credit losses	N/A	(49,060)
Total mortgage loan receivables held for investment, net, at amortized cost	2,803,919	2,748,885
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,955	(4)	4.57%	7.9
Total	$2,835,269	$2,775,840	(5)	9.38%	0.8

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of March 31, 2024 are used to calculate weighted average yield for floating rate loans.
(2)Excludes two non-accrual loans with an amortized cost basis of $72.8 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 1.7 years.
(4)As a result of changes in prevailing rates, the Company recorded a reversal of lower of cost or market adjustment as of March 31, 2024. The adjustment was calculated using a 5.28% discount rate.
(5)Net of $6.0 million of deferred origination fees and other items as of March 31, 2024.

As of March 31, 2024, $2.5 billion, or 87.6%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $2.5 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of March 31, 2024, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2023 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,131,803	$3,122,707		9.63%	0.7
Mezzanine loans	32,423	32,382		11.46%	0.9
Total mortgage loans receivable	3,164,226	3,155,089		9.65%	0.7
Allowance for credit losses	—	(43,165)
Total mortgage loan receivables held for investment, net, at amortized cost	3,164,226	3,111,924
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,868	(4)	4.57%	8.2
Total	$3,195,576	$3,138,792	(5)	9.61%	0.7

(1)Includes the impact from interest rate floors. Term SOFR rates in effect as of December 31, 2023 are used to calculate weighted average yield for floating rate loans.
(2)Excludes one non-accrual loan with an amortized cost basis of $14.5 million. Refer to “Non-Accrual Status” below for further details.
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

As of December 31, 2023, $2.8 billion, or 87.8%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $2.8 billion, 100.0% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2023, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

For the three months ended March 31, 2024 and 2023, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2023	$3,155,089	$(43,165)	$26,868
Origination of mortgage loan receivables (1)	48,702	—	—
Repayment of mortgage loan receivables (2)	(395,345)	—	—
Proceeds from sales of mortgage loan receivables (3)	—	—	—
Non-cash disposition of loans via foreclosure (4)	(14,541)	—	—
Net result from mortgage loan receivables held for sale (5)	—	—	87
Accretion/amortization of discount, premium and other fees	4,040	—	—
Release (addition) of provision for current expected credit loss, net (6)	—	(5,895)	—
Balance, March 31, 2024	$2,797,945	$(49,060)	$26,955

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes $32.5 million of proceeds received from repayments in transit.
(3)Excludes $40.4 million of proceeds received from the sale of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment to a third-party securitization trust. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Upon the sale of the mortgage loan receivable to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction.
(4)Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail on foreclosure of real estate.
(5)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(6)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391
Origination of mortgage loan receivables (1)	32,616	—	—
Repayment of mortgage loan receivables	(131,272)	—	—
Net result from mortgage loan receivables held for sale (2)	—	—	(194)
Accretion/amortization of discount, premium and other fees	6,985	—	—
Release (addition) of provision for current expected credit loss, net (3)	—	(4,744)	—
Balance, March 31, 2023	$3,794,075	$(25,499)	$27,197

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended March 31,
Allowance for Credit Losses	2024	2023
Allowance for credit losses at beginning of period	$43,165	$20,755
Provision for (release of) current expected credit loss, net (1)	5,895	4,744
Allowance for credit losses at end of period	$49,060	$25,499

(1)There were no asset-specific reserves recorded for the three months ended March 31, 2024 and 2023.

Non-Accrual Status (1)	March 31, 2024(2)	December 31, 2023(3)
Amortized cost basis of loans on non-accrual status	$72,766	$14,541

(1)As of March 31, 2024 and December 31, 2023, the loans on non-accrual status were greater than 90 days past due and are considered collateral dependent.
(2)Comprised of two multi-family loans with an amortized cost basis of $72.8 million, for which the Company determined no asset-specific reserve was necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $14.5 million, for which the Company determined no asset-specific reserve was necessary.

During the year ended December 31, 2023, the Company modified two first mortgage loans with a combined amortized cost basis of $106.5 million as of March 31, 2024, or 3.8% of the Company’s mortgage loan receivable portfolio. Together, these modifications resulted in a weighted average extension of 2.3 years, in exchange for terms that included $6.0 million of payments that reduced the amortized cost basis and $6.5 million of reserve replenishments. No principal or interest was forgiven, and Ladder also received a 15% non-controlling common equity interest in one of the properties. The payment structure of both loans was modified to defer a portion of the contractual interest until maturity and the Company is accruing only the current pay component. As of March 31, 2024, both loans are current. For the three months ended March 31, 2024, the Company accrued $0.8 million of interest income related to these two loans.

Current Expected Credit Loss (“CECL”)

As of March 31, 2024, the Company has a $49.7 million allowance for current expected credit losses, of which $49.1 million pertains to mortgage loan receivables and $0.6 million relates to unfunded commitments included in other liabilities in the consolidated balance sheets. As of March 31, 2024, the Company concluded that none of its loans required an asset-specific reserve.

As of December 31, 2023, the Company had a $43.9 million allowance for current expected credit losses, of which $43.2 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments included in other liabilities in the consolidated balance sheets. As of December 31, 2023, the Company concluded that none of its loans required an asset specific reserve.

The total change in provision for loan loss reserves for the three months ended March 31, 2024 was an increase of the provision of $5.8 million. The net increase represents an increase in the general reserve of loans held for investment of $5.9 million and a decrease related to unfunded loan commitments of $0.1 million. The increase in provision associated with the general reserve during the three months ended March 31, 2024 is primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate partially offset by a decrease in the size of the balance sheet first mortgage loan portfolio as a result of repayments.

The total change in provision for loan loss reserves for the three months ended March 31, 2023 was an increase of the provision of $4.7 million. The net increase represents an increase in the general reserve of loans held for investment of $4.7 million and a decrease related to unfunded loan commitments of $0.3 million. The increase in provision associated with the general reserve during the three months ended March 31, 2023 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of March 31, 2024 and December 31, 2023, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of March 31, 2024
Collateral Type	2024	2023	2022	2021	2020 and Earlier	Total
Multifamily	$37,620	$14,505	$389,862	$525,115	$—	$967,102
Office	—	—	79,254	604,862	198,355	882,471
Mixed Use	—	—	176,976	287,198	—	464,174
Industrial	—	—	250	34,796	119,341	154,387
Manufactured Housing	—	—	12,948	79,085	4,712	96,745
Retail	—	—	—	18,609	55,384	73,993
Hospitality	—	—	32,695	82,955	—	115,650
Other	—	—	31,430	11,993	—	43,423
Subtotal mortgage loans receivable	37,620	14,505	723,415	1,644,613	377,792	2,797,945
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$37,620	$14,505	$723,415	$1,644,613	$377,792	$2,797,945

	Amortized Cost Basis by Origination Year as of December 31, 2023
Collateral Type	2023	2022	2021	2020	2019 and Earlier	Total (2)
Multifamily	$14,461	$547,532	$612,489	$—	$—	$1,174,482
Office	—	79,148	614,743	—	211,674	905,565
Mixed Use	—	193,470	321,514	—	41,403	556,387
Industrial	—	22,636	34,746	—	119,344	176,726
Manufactured Housing	—	32,655	82,895	—	—	115,550
Retail	—	12,934	87,052	—	9,083	109,069
Hospitality	—	—	18,589	—	55,380	73,969
Other	—	31,363	11,978	—	—	43,341
Subtotal mortgage loans receivable	14,461	919,738	1,784,006	—	436,884	3,155,089
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (3)	$14,461	$919,738	$1,784,006	$—	$436,884	$3,155,089

(1)Not included above is $21.3 million of accrued interest receivable on all loans at March 31, 2024.
(2)For the year ended December 31, 2023, there was a $2.7 million of write-off of an asset-specific allowance in connection with a foreclosure of one retail property in New York, NY.
(3)Not included above is $22.4 million of accrued interest receivable on all loans at December 31, 2023.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination.

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of March 31, 2024, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at March 31, 2024 and December 31, 2023 ($ in thousands):

March 31, 2024

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$470,399		$469,640	$503	$(10,534)	$459,609	(3)	65	AAA	6.68%	6.85%	1.92
CMBS interest-only(4)	866,295	(4)	5,583	199	(29)	5,753	(5)	9	AAA	0.56%	6.94%	1.01
GNMA interest-only(6)	36,699	(4)	196	58	(52)	202		13	AAA	0.36%	6.08%	3.39
Agency securities	19		20	—	(1)	19		1	AAA	4.00%	2.69%	0.93
U.S. Treasury securities	1,058		1,051	18	—	1,069		3	AAA	N/A	5.25%	0.22
Total debt securities	$1,374,470		$476,490	$778	$(10,616)	$466,652	(7)	91		2.65%	6.84%	1.91
Equity securities	N/A		160	—	(29)	131		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,374,470		$476,650	$778	$(10,665)	$466,763		92

December 31, 2023

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$439,679		$439,052	$277	$(14,439)	$424,890	(3)	64	AAA	6.67%	6.83%	2.00
CMBS interest-only(4)	876,555	(4)	6,453	169	(53)	6,569	(5)	9	AAA	0.57%	6.61%	1.07
GNMA interest-only(6)	37,053	(4)	214	51	(52)	213		14	AAA	0.36%	6.12%	3.60
Agency securities	22		22	—	(1)	21		1	AAA	4.00%	2.70%	1.05
U.S. Treasury securities	54,031		53,648	68	—	53,716		7	AAA	N/A	5.41%	0.07
Total debt securities	$1,407,340		$499,389	$565	$(14,545)	$485,409	(7)	95		2.55%	6.82%	1.98
Equity securities	N/A		160	—	(16)	144		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,407,340		$499,549	$565	$(14,581)	$485,533		96

(1)Based on the Company’s analysis, including review of interest rate changes and current levels of subordination, among other factors, the unrealized loss positions are determined to be due to market factors other than credit.
(2)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the highest rating is used. The ratings provided were determined by third-party rating agencies. The rates may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(3)As of March 31, 2024 and December 31, 2023, includes $8.9 million and $9.0 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(5)As of March 31, 2024 and December 31, 2023, includes $0.3 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(6)GNMA interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The Company’s GNMA interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company has elected to account for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in unrealized gain (loss) on securities in the consolidated statements of income.
(7)The Company’s investments in debt securities represent an ownership interest in unconsolidated VIEs. The Company’s maximum exposure to loss from these unconsolidated VIEs is the amortized cost basis of the securities which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at March 31, 2024 and December 31, 2023 ($ in thousands):

March 31, 2024

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$73,296	$371,882	$14,431	$459,609
CMBS interest-only	2,218	3,535	—	5,753
GNMA interest-only	82	21	99	202
Agency securities	19	—	—	19
U.S. Treasury securities	1,069	—	—	1,069
Total securities (1)	$76,684	$375,438	$14,530	$466,652

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2023

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$81,343	$343,547	$—	$424,890
CMBS interest-only	2,121	4,448	—	6,569
GNMA interest-only	86	22	105	213
Agency securities	—	21	—	21
U.S. Treasury securities	53,716	—		53,716
Total securities (1)	$137,266	$348,038	$105	$485,409

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three months ended March 31, 2024 and March 31, 2023, the Company sold $1.0 million and $0.5 million of equity securities, respectively.

The following summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the three months ended March 31, 2024 and March 31, 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Realized gain/(loss)	53	(307)
Unrealized gain/(loss)	$(7)	$117
Total realized and unrealized gain/(loss) on securities	$46	$(190)

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Land	$189,242	$183,194
Building	656,460	647,201
In-place leases and other intangibles	117,006	116,831
Undepreciated real estate and related lease intangibles	962,708	947,226
Less: Accumulated depreciation and amortization	(229,073)	(220,784)
Real estate and related lease intangibles, net(1)	$733,635	$726,442

Below market lease intangibles, net (other liabilities)(2)	$(28,330)	$(28,860)

(1)There was unencumbered real estate of $172.4 million and $160.8 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Below market lease intangibles is net of $16.3 million and $15.8 million of accumulated amortization as of March 31, 2024 and December 31, 2023, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation expense(1)	$6,389	$6,200
Amortization expense	1,913	1,329
Total real estate depreciation and amortization expense	$8,302	$7,529

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million of depreciation on corporate fixed assets for the three months ended March 31, 2024 and March 31, 2023.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	March 31, 2024	December 31, 2023
Gross intangible assets(1)	$117,006	$116,831
Accumulated amortization	57,792	55,782
Net intangible assets	$59,214	$61,049

(1)Includes $2.7 million and $2.8 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(97)	$(72)
Increase in operating lease income for amortization of below market lease intangibles acquired	529	526
Total	$432	$454

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of March 31, 2024 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2024 (last nine months)	$1,289	$4,987
2025	1,721	5,178
2026	1,735	4,519
2027	1,699	4,332
2028	1,625	4,167
Thereafter	17,532	33,304
Total	$25,601	$56,487

Rent Receivables

There were $2.0 million and $1.1 million of rent receivables included in other assets on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at March 31, 2024 ($ in thousands):

Period Ending December 31,	Amount
2024 (last nine months)	$49,731
2025	60,708
2026	53,016
2027	47,820
2028	45,271
Thereafter	160,837
Total	$417,383

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $2.0 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company acquired the following properties during the three months ended March 31, 2024 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2024	(2)	Multifamily	Los Angeles, CA	$14,110	100%
Total real estate acquisitions				$14,110

(1)Properties were consolidated as of acquisition date.
(2)In February 2024, the Company acquired a multifamily portfolio consisting of three properties in Los Angeles, CA via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The Company obtained a third-party appraisal of the property. The $14.1 million fair value was determined by using the sales comparison and income approaches. The appraiser utilized a terminal capitalization rate of 5.5%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the three months ended March 31, 2024, all acquisitions were determined to be asset acquisitions.

Sales

The Company did not have any sales during the three months ended March 31, 2024 and 2023.

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2024 and December 31, 2023 are as follows ($ in thousands):

March 31, 2024

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at March 31, 2024(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$500,000	$232,114		$267,886	7.07%	—	7.47%	9/27/2025	(2)	(3)	$339,160	$339,160
Committed Loan Repurchase Facility	300,000	80,743		219,257	7.42%	—	8.32%	12/19/2024	(4)	(5)	111,560	111,560
Committed Loan Repurchase Facility	141,997	102,956		39,041	7.02%	—	7.57%	4/30/2024	(6)	(3)	65,210	65,210	(7)
Committed Loan Repurchase Facility	200,000	71,403		128,597	7.72%	—	8.27%	10/3/2025	(8)	(3)	97,193	97,374
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2025	(9)	(5)	—	—
Total Committed Loan Repurchase Facilities	1,241,997	487,216		754,781							613,123	613,304
Committed Securities Repurchase Facility	100,000	—		100,000	—%	—	—%	5/27/2024	N/A	(10)	—	—
Uncommitted Securities Repurchase Facility	N/A (11)	1,665		N/A (11)	6.52%	—	7.47%	4/16/2024	N/A	(10)	2,509	2,509	(12)
Total Repurchase Facilities	1,341,997	488,881		854,781							615,632	615,813
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	1/25/2025	(13)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	477,719	478,797		—	4.39%	—	9.03%	2024-2034 (15)	N/A	(16)	505,023	683,438	(17)
CLO Debt	1,047,893	1,046,700	(18)	—	6.64%	—	9.09%	2024-2026 (19)	N/A	(3)	1,294,873	1,294,873
Borrowings from the FHLB	90,000	90,000		—	5.70%	—	5.82%	2024	N/A	(20)	109,870	109,870
Senior Unsecured Notes	1,573,614	1,562,651	(21)	—	4.25%	—	5.25%	2025-2029	N/A	N/A (22)	N/A (22)	N/A (22)
Total Debt Obligations, Net	$4,855,073	$3,667,029		$1,178,631							$2,525,398	$2,703,994

(1)Interest rates on floating rate debt reflect the applicable index in effect as of March 31, 2024.
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
(7)The Company has pledged mortgage loans receivable with a value of $69.4 million that eliminates in consolidation and is thus not included in the carrying amount of collateral or fair value of collateral.
(8)Two additional 12-month extension periods at Company’s option. No new advances permitted past 30 days prior to initial maturity.
(9)One additional 12-month extension period at Company's option. No new advances permitted during the final 12-month period.
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
(13)Four additional 12-month periods at Company’s option.
(14)The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.
(15)Anticipated repayment dates.
(16)Certain of the Company’s real estate investments serve as collateral for the Company’s mortgage loan financing.
(17)Represents undepreciated carrying value of commercial real estate collateral.
(18)Presented net of unamortized debt issuance costs of $1.2 million at March 31, 2024.
(19)Represents the estimated maturity date based on the underlying loan maturities.
(20)Investment grade commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(21)Presented net of unamortized debt issuance costs of $11.0 million at March 31, 2024.
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
(15)Anticipated repayment dates.
(16)Certain of the Company’s real estate investments serve as collateral for the Company’s mortgage loan financing.
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
Committed Loan and Securities Repurchase Facilities
The Company has entered into five committed master repurchase agreements, as outlined in the March 31, 2024 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance

CMBS totaling $100 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, the Company had total debt obligations of $488.9 million outstanding pursuant to repurchase agreements with four counterparties. Four of the loan repurchase facilities are due more than 90 days after March 31, 2024. One loan purchase facility was due within 30 days of March 31, 2024 and was amended subsequent to quarter end to extend the maturity date by two years. The securities repurchase facility is due between 30 days and 90 days after March 31, 2024 and had no outstanding balance. As of March 31, 2024, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $152.4 million, or 10% of the Company’s total equity. As of March 31, 2024, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under the Company’s repurchase agreements was 21%. There have been no significant fluctuations in haircuts across asset classes on the repurchase facilities.

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of March 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

The Company is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions. In addition, the Company is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with the Company’s other credit facilities. The Company’s ability to borrow is dependent on, among other things, compliance with the financial covenants. The Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of its subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

Debt Issuance Costs

As of March 31, 2024 and December 31, 2023, the amounts of unamortized costs relating to the Company’s master repurchase facilities and Revolving Credit Facility were $4.0 million and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities. The uncommitted securities repurchase facility is due within 30 days of March 31, 2024.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $478.8 million and $437.8 million, net of unamortized premiums of $2.5 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.2 million of premium amortization, which decreased interest expense for the three months ended March 31, 2024 and 2023, respectively. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 9.03%, and, as of March 31, 2024, have anticipated maturity dates between 2024 and 2034, with an average term of 3.6 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $505.0 million and $474.7 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company executed five new term debt agreements to finance properties in its real estate portfolio with an aggregate outstanding debt balance of $40.1 million. During the three months ended March 31, 2023 the Company did not execute any new term debt agreements.

Collateralized Loan Obligations (“CLO”) Debt

As of March 31, 2024, the Company had $1.0 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $1.2 million.

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 CLO Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 CLO Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities for further detail.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 CLO Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 CLO Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities for further detail.

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

As of March 31, 2024, Tuebor had $90.0 million of borrowings outstanding, with terms of 0.09 years to 0.50 years (with a weighted average of 0.39 years), and interest rates of 5.70% to 5.82% (with a weighted average of 5.74%). As of March 31, 2024, collateral for the borrowings was comprised of $109.9 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%).

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that the Company would obtain such approval if sought. Largely as a result of this restriction, approximately $843.9 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2024. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes

As of March 31, 2024, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $633.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes,”.

During the three months ended March 31, 2024, the Company repurchased $2.0 million of the 2029 Notes and recognized a net gain of $0.2 million on extinguishment of debt.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of March 31, 2024 and 2023.

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

Financial Covenants

The Company’s debt facilities are subject to covenants that require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2024.

The Company was in compliance with all covenants as of March 31, 2024.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2024 (last nine months)	$292,412
2025	581,685
2026	138,170
2027	873,755
2028	24,317
Thereafter	719,874
Subtotal	2,630,213
Debt issuance costs included in senior unsecured notes	(10,963)
Debt issuance costs included in mortgage loan financings	(1,444)
Premiums included in mortgage loan financings (2)	2,522
Total (3)	$2,620,328

(1)The allocation of repayments under the Company’s committed loan repurchase facilities is based on the earlier of: (i) the maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Represents deferred gains on conduit mortgage mortgage loans sold into securitizations, collateralized by net leased properties in the Company’s real estate segment. These premiums are amortized as a reduction to interest expense.
(3)Total does not include $1.0 billion of consolidated CLO debt obligations and the related debt issuance costs of $1.2 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2024 and December 31, 2023 ($ in thousands):

March 31, 2024

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000	$660	$—	0.38
Futures
5-year Treasury-Note Futures	500	—	—	0.25
10-year Treasury-Note Futures	26,200	14	—	0.25
Total futures	26,700	14	—
Total derivatives	$116,700	$674	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.

December 31, 2023

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$908	$—	0.62
Futures
5-year Treasury-Note Futures	18,800		98	—	0.25
10-year Treasury-Note Futures	86,100		447	—	0.25
Total futures	104,900		545	—
Options
Options	N/A	(2)	1	—	0.05
Total derivatives	$194,900		$1,454	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.
(2)The Company held 104 options contracts as of December 31, 2023.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31, 2024
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(248)	$418	$170
Futures	(532)	4,382	3,850
Options	—	(1)	(1)
Total	$(780)	$4,799	$4,019

	Three Months Ended March 31, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(334)	$237	$(97)
Futures	(171)	(1,861)	(2,032)
Options	131	(244)	(113)
Total	$(374)	$(1,868)	$(2,242)

Futures

Collateral posted with the Company’s futures counterparties is segregated in the Company’s books and records. Interest rate futures are centrally cleared by the Chicago Mercantile Exchange (“CME”) through a futures commission merchant. Interest rate futures that are governed by an International Swaps and Derivatives Association (“ISDA”) agreement provide for bilateral collateral pledging based on the counterparties’ market value. The counterparties have the right to re-pledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate futures change.

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.7 million and $2.8 million of cash margin as collateral for derivatives as of March 31, 2024 and December 31, 2023, respectively, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2024 and December 31, 2023. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of March 31, 2024 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$674	$—	$674	$—	$(741)	$(67)
Total	$674	$—	$674	$—	$(741)	$(67)

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial liabilities and derivative liabilities as of March 31, 2024 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$488,880	$—	$488,880	$488,880	$—	$488,880
Total	$488,880	$—	$488,880	$488,880	$—	$488,880

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)
Total	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$606,607	$—	$606,607	$606,607	$—	$606,607
Total	$606,607	$—	$606,607	$606,607	$—	$606,607

(1)Included in restricted cash on consolidated balance sheets.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2024 and December 31, 2023 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Mortgage loan receivables held for investment, net, at amortized cost	1,294,873	1,327,722
Accrued interest receivable	9,980	9,394
Other assets	23,864	4,469
Total assets	$1,328,717	$1,341,585
Debt obligations, net	$1,046,700	$1,060,719
Accrued expenses	3,489	3,555
Total liabilities	1,050,189	1,064,274
Net equity in VIEs (eliminated in consolidation)	278,528	277,311
Total equity	278,528	277,311
Total liabilities and equity	$1,328,717	$1,341,585

Refer to Note 6, Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY STRUCTURE AND ACCOUNTS

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of March 31, 2024, the Company has a remaining amount available for repurchase of $43.6 million, which represents 3.1% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.13 per share on such date.

Subsequent to quarter end, on April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2024 and 2023 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Repurchases paid:
March 1, 2024 - March 31, 2024	60,000	(647)
Authorizations remaining as of March 31, 2024		$43,609

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1, 2023 - March 31, 2023	250,000	(2,285)
Authorizations remaining as of March 31, 2023		$44,452

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2024 and 2023:

Declaration Date	Dividend per Share
March 15, 2024	$0.23
Total	$0.23

March 15, 2023	$0.23
Total	$0.23

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Accumulated Other Comprehensive Income (Loss) beginning of period	$(13,853)	$(21,009)
Gain (loss) on available for sale securities, net of tax	4,033	3,485
Accumulated Other Comprehensive Income (Loss) end of period	$(9,820)	$(17,524)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of March 31, 2024, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $78.4 million, and a single-tenant office building in Oakland County, MI with a book value of $8.8 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the three months ended March 31, 2024 and March 31, 2023, there were no sales of assets with noncontrolling interests.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2024 and 2023 consist of the following:

	Three Months Ended March 31,
($ in thousands except share amounts)	2024	2023
Basic and Diluted Net income (loss) available for Class A common shareholders	$16,609	$22,408
Weighted average shares outstanding:
Basic	125,315,765	124,493,132
Diluted	125,520,373	124,656,102

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2024 and 2023 consist of the following:

	Three Months Ended March 31,
(In thousands except share and per share amounts) (1)	2024	2023
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$16,609	$22,408
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,315,765	124,493,132
Basic net income (loss) per share of Class A common stock	$0.13	$0.18

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$16,609	$22,408
Diluted net income (loss) attributable to Class A common shareholders	16,609	22,408
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,315,765	124,493,132
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	204,608	162,970
Diluted weighted average number of shares of Class A common stock outstanding (2)	125,520,373	124,656,102
Diluted net income (loss) per share of Class A common stock	$0.13	$0.18

(1)The Company applies the treasury stock method.
(2)There were 378,668 and 390,313 anti-dilutive shares for the three months ended March 31, 2024 and 2023, respectively.

13. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$10,298	$9,124
Total Stock-Based Compensation Expense	$10,298	$9,124

A summary of the grants is presented below:

	Three Months Ended March 31,
	2024		2023
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	1,855,541	$10.70	1,417,561	$11.58

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at March 31, 2024 and changes during 2024 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2023	2,197,963	$12.37	623,788
Granted	1,855,541	10.70	—
Vested	(1,893,138)	10.91	—
Forfeited	(7,382)	10.87	—
Nonvested/Outstanding at March 31, 2024	2,152,984	$12.22	623,788

Exercisable at March 31, 2024 (1)			623,788

(1)The weighted average exercise price of outstanding options is $14.84 at March 31, 2024.

At March 31, 2024, there was $19.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 35.1 months, with a weighted average remaining vesting period of 27.5 months.

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

Annual Incentive Awards Granted in 2024 with respect to 2023 Performance

For 2023 performance, certain employees received stock-based incentive equity in February 2024. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2025, 2026 and 2027, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a pre-tax return on average equity, based on distributable earnings divided by the Company’s average shareholders’ equity, equal to or greater than 8% for such year (the

“Performance Target”) for the years ended December 31, 2024, 2025 and 2026, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded pre-tax return on average equity of 8% based on distributable earnings divided by the Company’s average shareholders’ equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Approximately 2/3 of all the shares subject to attainment of the Performance Target are also subject to the Catch-Up Provision, as the Catch-Up Provision is not available for the missed performance during the third performance year and has the effect of requiring the Company to achieve an average 8% return over the full three-year performance plan in order to be effective. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly.

On February 18, 2024, in connection with 2023 performance, annual stock awards were granted to management employees (each, a “Management Grantee”), with an aggregate grant date fair value of $10 million, which represents 937,560 shares of Class A common stock. The grant to Mr. Harris and approximately half of the grants to each of Ms. McCormack and Mr. Perelman were unrestricted. The other half of incentive equity granted to each of Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 127,275 shares with an aggregate fair value of $1.4 million), approximately half of the awards are subject to time-based vesting criteria and the remaining half are subject to attainment of the Performance Target for the applicable years.

On February 18, 2024, in connection with 2023 performance, annual stock awards were granted to certain non-management employees (“Non-Management Grantees”) with an aggregate grant date fair value of $9.4 million, which represents 882,436 shares of Class A common stock. Of these awards, 22,939 shares were unrestricted, 418,285 shares are subject to time-based vesting criteria and the remaining 441,212 shares are subject to the attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

Other 2024 Restricted Stock Awards

On February 18, 2024, certain members of the board of directors received annual restricted stock awards with a grant date fair value of $0.4 million, representing 35,545 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

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

Change in Control

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Miceli, Ms. McCormack, Mr. Perelman, Ms. Porcella (for her February 18, 2024 award), and one Non-Management Grantee will become fully vested if: (1) such Grantee continues to be employed through the closing of the change in control; or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such Grantee’s employment is terminated without cause or due to death or disability or the Grantee resigns for Good Reason, as defined in each Grantee’s employment agreement. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted.

In the event a Non-Management Grantee (except for the one grantee mentioned above and including Ms. Porcella, in regards to her awards granted prior to February 18, 2024), is terminated by the Company without cause within six months of certain changes in control, all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (or be forfeited) in accordance with the performance conditions.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2024 and December 31, 2023 are as follows ($ in thousands):

March 31, 2024

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$470,399		$469,640	$459,609	Internal model	6.85%	1.92
CMBS interest-only(1)	866,295	(2)	5,583	5,753	Internal model	6.94%	1.01
GNMA interest-only(3)	36,699	(2)	196	202	Internal model	6.08%	3.39
Agency securities(1)	19		20	19	Internal model	2.69%	0.93
U.S. Treasury securities(1)	1,058		1,051	1,069	Internal model	5.25%	0.22
Equity securities(3)	N/A		160	131	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	2,803,919		2,797,945	2,792,767	Discounted Cash Flow(5)	9.42%	0.71
Mortgage loan receivables held for sale	31,350		26,955	26,955	Internal model, third-party inputs(6)	4.57%	7.94
FHLB stock(7)	4,050		4,050	4,050	(7)	9.00%	N/A
Nonhedge derivatives(1)(10)	116,700		674	674	Counterparty quotations	N/A	0.48

Liabilities:
Repurchase agreements - short-term	185,364		185,364	185,364	Cost plus Accrued Interest (8)	7.59%	0.36
Repurchase agreements - long-term	303,517		303,517	303,517	Discounted Cash Flow(9)	7.38%	1.50
Mortgage loan financing	477,719		478,797	464,499	Discounted Cash Flow	5.96%	3.03
CLO debt	1,047,893		1,046,700	1,046,700	Discounted Cash Flow(9)	7.05%	1.64
Borrowings from the FHLB	90,000		90,000	90,000	Discounted Cash Flow	5.74%	0.39
Senior unsecured notes	1,573,614		1,562,651	1,472,537	Internal model, third-party inputs	4.66%	3.52

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $49.1 million at March 31, 2024.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2024 and December 31, 2023 ($ in thousands):

March 31, 2024

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$461,152		$—	$450,672	$—	$450,672
CMBS interest-only(1)	858,003	(2)	—	5,469	—	5,469
GNMA interest-only(3)	36,699	(2)	—	202	—	202
Agency securities(1)	19		—	19	—	19
U.S. Treasury securities	1,058		1,069	—	—	1,069
Equity securities	N/A		131	—	—	131
Nonhedge derivatives(4)	116,700		—	674	—	674
			$1,200	$457,036	$—	$458,236

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$2,803,919		$—	$—	$2,792,767	$2,792,767
Mortgage loan receivable held for sale(6)	31,350		—	—	26,955	26,955
CMBS(7)	9,247		—	8,937	—	8,937
CMBS interest-only(7)	8,292		—	284	—	284
FHLB stock	4,050		—	—	4,050	4,050
			$—	$9,221	$2,823,772	$2,832,993
Liabilities:
Repurchase agreements - short-term	$185,364		$—	$185,364	$—	$185,364
Repurchase agreements - long-term	303,517		—	303,517	—	303,517
Mortgage loan financing	477,719		—	—	464,499	464,499
CLO debt	1,047,893		—	1,046,700	—	1,046,700
Borrowings from the FHLB	90,000		—	—	90,000	90,000
Senior unsecured notes	1,573,614		—	—	1,472,537	1,472,537
			$—	$1,535,581	$2,027,036	$3,562,617

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
(5)Balance does not include impact of allowance for current expected credit losses of $49.1 million at March 31, 2024.
(6)A lower of cost or market adjustment was recorded as of March 31, 2024.
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

The Company did not have any Level 3 financial instruments as of March 31, 2024. The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the three months ended March 31, 2023 ($ in thousands):

Three Months Ended March 31,
Level 3	2023
Balance at January 1,	$542,646
Transfer into level 3	—
Purchases	546
Sales	(10,689)
Paydowns/maturities	(49,180)
Amortization of premium/discount	(880)
Unrealized gain/(loss)	3,616
Realized gain/(loss) on sale	(312)
Balance at March 31,	$485,747

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $0.6 million and $0.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Company’s net deferred tax assets (liabilities) were $(4.3) million and $(3.0) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $1.3 million and $0.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2024, the Company had $2.9 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused by December 31, 2024. As the realization of these assets are not more likely than not to be realized before their expiration, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2024, the tax years 2020-2023 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an IRS audit for tax year 2020 and also under audit in New York City for tax years 2014-2020. The Company does not expect these audits to result in any material changes to the Company’s financial position or performance. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the three months ended March 31, 2023. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

As of March 31, 2024 and December 31, 2023, the Company did not have any unrecognized tax benefit. As of March 31, 2024, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

17. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2024, the Company had a $(16.2) million lease liability and a $14.4 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating lease of office space. Right-of use lease assets initially equal the lease liability. During the three months ended March 31, 2024 and 2023, the Company recognized $0.5 million in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2024 are as follows ($ in thousands):

2024 (last nine months)	$1,650
2025	2,207
2026	2,219
2027	2,232
2028	2,306
Thereafter	11,038
Total undiscounted cash flows	21,652
Present value discount (1)	(5,487)
Lease liabilities (2)	$16,165

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral, which was estimated to be 6.62%. The remaining lease term is 9.3 years.
(2)The Company has a five-year extension option, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of March 31, 2024, the Company’s off-balance sheet arrangements consisted of $128.1 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 61% of these additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2023, the Company’s off-balance sheet arrangements consisted of $204.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

Commitments are subject to the Company’s loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The Company carefully monitors the progress of work at properties that serve as collateral underlying its commercial mortgage loans, including the progress of capital expenditures, construction, leasing and business plans in light of current market conditions. These commitments are not reflected on the consolidated balance sheets.

Unsettled Trades

As of December 31, 2023, the Company had $44.8 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement. The payable within other liabilities was paid during the three months ended March 31, 2024.

18. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision makers review and manage the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to securities, which include investments in CMBS, U.S. Agency securities, corporate bonds, equity securities and U.S. Treasury securities. The real estate segment includes net leased properties, other diversified real estate and investments in unconsolidated ventures. Corporate/other includes cash and cash equivalents, senior unsecured notes, operating expenses, and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended March 31, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$73,624	$7,892	$109	$14,287	$95,912
Interest expense	(29,450)	(28)	(8,350)	(20,943)	(58,771)
Net interest income (expense)	44,174	7,864	(8,241)	(6,656)	37,141
(Provision for) release of loan loss reserves	(5,768)	—	—	—	(5,768)
Net interest income (expense) after provision for (release of) loan reserves	38,406	7,864	(8,241)	(6,656)	31,373
Other income (loss)
Real estate operating income	—	—	23,887	—	23,887
Net result from mortgage loan receivables held for sale (3)	943	—	—	(856)	87
Fee and other income	3,505	76	2	117	3,700
Net result from derivative transactions	640	71	170	3,138	4,019
Earnings (loss) from investment in unconsolidated ventures	—	—	(15)	—	(15)
Gain (loss) on extinguishment of debt	—	—	—	177	177
Total other income (loss)	5,088	147	24,044	2,576	31,855
Costs and expenses
Compensation and employee benefits	—	—	—	(20,789)	(20,789)
Operating expenses	—	—	—	(4,643)	(4,643)
Real estate operating expenses	—	—	(9,146)	—	(9,146)
Investment related expenses	(1,589)	(47)	(93)	(264)	(1,993)
Depreciation and amortization	—	—	(8,192)	(110)	(8,302)
Total costs and expenses	(1,589)	(47)	(17,431)	(25,806)	(44,873)
Income tax (expense) benefit	—	—	—	(1,925)	(1,925)
Segment profit (loss)	$41,905	$7,964	$(1,628)	$(31,811)	$16,430

Total assets as of March 31, 2024	$2,775,840	$466,763	$740,497	$1,339,698	$5,322,798

Three months ended March 31, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$90,874	$10,129	$2	$2,791	$103,796
Interest expense	(28,728)	(2,633)	(6,653)	(22,735)	(60,749)
Net interest income (expense)	62,146	7,496	(6,651)	(19,944)	43,047
(Provision for) release of loan loss reserves	(4,736)	—	—	—	(4,736)
Net interest income (expense) after provision for (release of) loan reserves	57,410	7,496	(6,651)	(19,944)	38,311
Other income (loss)
Real estate operating income	—	—	23,199	—	23,199
Net result from mortgage loan receivables held for sale	(194)	—	—	—	(194)
Fee and other income	1,681	(186)	2	144	1,641
Net result from derivative transactions	(1,843)	(302)	(97)	—	(2,242)
Earnings (loss) from investment in unconsolidated ventures	—	—	217	—	217
Gain (loss) on extinguishment of debt	—	—	—	9,217	9,217
Total other income (loss)	(356)	(488)	23,321	9,361	31,838
Costs and expenses
Compensation and employee benefits	—	—	—	(22,084)	(22,084)
Operating expenses	—	—	—	(5,256)	(5,256)
Real estate operating expenses	—	—	(9,849)	—	(9,849)
Fee expense	(967)	(48)	(93)	(412)	(1,520)
Depreciation and amortization	—	—	(7,425)	(104)	(7,529)
Total costs and expenses	(967)	(48)	(17,367)	(27,856)	(46,238)
Income tax (expense) benefit	—	—	—	(1,720)	(1,720)
Segment profit (loss)	$56,087	$6,960	$(697)	$(40,159)	$22,191

Total assets as of December 31, 2023	$3,138,794	$485,533	$733,319	$1,155,031	$5,512,677

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $6.9 million as of March 31, 2024 and December 31, 2023.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in FHLB stock of $4.1 million as of March 31, 2024 and $5.2 million as of December 31, 2023, and the Company’s senior unsecured notes of $1.6 billion at March 31, 2024 and December 31, 2023.
(3)Includes $0.9 million of realized gains from sales of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment that eliminate in consolidation for the three months ended March 31, 2024.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.8 billion of commercial real estate loans from our inception in October 2008 through March 31, 2024. During this timeframe, we also acquired $13.3 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.1 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2024, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 72 CMBS securitizations, making us, by volume, we have been one of the largest non-bank contributors of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

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

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2024, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder.

We continue to actively manage the liquidity and operations of the Company in light of market conditions, including the current interest rate environment, and potential recessionary conditions. The Company has disclosed the impact of current market conditions on our business throughout this Quarterly Report.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of March 31, 2024 ($ in thousands):

(1)CRE equity asset amounts represent undepreciated asset values.

There are a number of factors that influence our operating results. Some of these factors include: (1) our competition; (2) market and economic conditions, including inflation; (3) loan origination and repayment volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; (8) effectiveness of our hedging and other risk management practices; (9) real estate transaction volumes; (10) occupancy rates; and (11) expense management. Refer the heading “Results of Operations.”

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of March 31, 2024, we held a portfolio of 94 balance sheet first mortgage loans with an aggregate book value of $2.8 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 65.7% at March 31, 2024.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2024, we held a portfolio of 6 mezzanine loans with an aggregate book value of $16.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 74.4% at March 31, 2024.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $27.0 million at March 31, 2024.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of March 31, 2024, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 59.4% at March 31, 2024.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of March 31, 2024, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of March 31, 2024, we owned 156 single tenant net leased properties with an undepreciated book value of $654.6 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2024, our net leased properties comprised a total of 3.8 million square feet, 100% leased with an average age since construction of 19.6 years and a weighted average remaining lease term of 8.5 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended March 31, 2024, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of March 31, 2024, we owned 55 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $308.2 million. During the three months ended March 31, 2024, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of March 31, 2024 ($ in millions):

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

As of March 31, 2024, the estimated fair value of our portfolio of CMBS investments totaled $465.4 million in 74 CUSIPs ($6.3 million average investment per CUSIP). Included in the $465.4 million of CMBS securities are $9.2 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 98.8% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of March 31, 2024:

AA / Aa
6%
A / A
4%
AAA / Aaa
84%
BBB / Baa / other
6%

In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2024, our CMBS investments had a weighted average duration of 2.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2024, by property count and market value, respectively, 64.7% and 63.1% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.4% and 18.6%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.8% by property count and 0.1% to 7.4% by market value.

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

Other Investments

Unconsolidated Venture. From time to time we invest in real estate related ventures. As of March 31, 2024, the carrying value of our unconsolidated ventures was $6.9 million.

United States Treasury Securities. We invest in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheet. As of March 31, 2024, we held $1.1 billion of U.S. Treasury securities classified as cash and cash equivalents and held $1.1 million of U.S. Treasury securities classified as securities on our consolidated balance sheet.

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

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage. Refer to our discussion below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations." under the heading “Liquidity and Capital Resources” and Note 6, Debt Obligations, Net, to our consolidated financial statements included elsewhere in this Quarterly Report, for additional information about our financing arrangements.

Unsecured Corporate Bonds

As of March 31, 2024, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $3.0 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of March 31, 2024.

CLO Debt

As of March 31, 2024, the Company had $1.0 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

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

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of March 31, 2024, the Company had $487.2 million of borrowings outstanding, with an additional $754.8 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2024, the Company had no borrowings outstanding, with an additional $100.0 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the three months ended March 31, 2024, the Company executed five new term debt agreements to finance properties in its real estate portfolio with an aggregate balance outstanding debt balance of $40.1 million. Our mortgage loan financings have primarily fixed rates ranging from 4.39% to 9.03%, mature between 2024 and 2034 and total $478.8 million as of March 31, 2024. These long-term non-recourse mortgages include net unamortized premiums of $2.5 million at March 31, 2024, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.2 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2024. The loans are collateralized by real estate and related lease intangibles, net, of $505.0 million as of March 31, 2024.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of March 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

We are in compliance with all covenants as described in this Quarterly Report as of March 31, 2024.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2024 compared to the three months ended December 31, 2023 is presented below.

Three months ended March 31, 2024 compared to the three months ended December 31, 2023

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	Difference
Net interest income
Interest income	$95,912	$100,569	$(4,657)
Interest expense	58,771	60,747	(1,976)
Net interest income (expense)	37,141	39,822	(2,681)
Provision for (release of) loan loss reserves, net	5,768	6,006	(238)
Net interest income (expense) after provision for (release of) loan loss reserves	31,373	33,816	(2,443)
Other income (loss)
Real estate operating income	23,887	23,103	784
Net result from mortgage loan receivables held for sale	87	596	(509)
Fee and other income	3,700	2,241	1,459
Net result from derivative transactions	4,019	(5,199)	9,218
Earnings (loss) from investment in unconsolidated ventures	(15)	(155)	140
Gain on extinguishment of debt	177	118	59
Total other income (loss)	31,855	20,704	11,151
Costs and expenses
Compensation and employee benefits	20,789	13,006	7,783
Operating expenses	4,643	4,485	158
Real estate operating expenses	9,146	8,516	630
Investment related expenses	1,993	2,388	(395)
Depreciation and amortization	8,302	7,770	532
Total costs and expenses	44,873	36,165	8,708
Income (loss) before taxes	18,355	18,355	—
Income tax expense (benefit)	1,925	(670)	2,595
Net income (loss)	$16,430	$19,025	$(2,595)

Investment Overview

Activity for the three months ended March 31, 2024 included net paydowns of $357.1 million of commercial mortgage loans. Activity for the three months ended March 31, 2024 included securities purchases of $70.6 million, sales of $4.8 million and $88.4 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $19.0 million. We acquired $14.1 million in real estate via foreclosure. In addition, we purchased $2.0 billion of short-term U.S. Treasury securities and received $1.9 billion from redemptions of short-term U.S. Treasury securities during the three months ended March 31, 2024.

Activity for the three months ended December 31, 2023 included originating and funding $7.0 million in principal value of commercial mortgage loans, which was offset by $166.8 million of principal repayments. Activity for the three months ended December 31, 2023 included securities purchases of $67.4 million and $59.1 million of amortization and paydowns in the portfolio, which contributed to a net increase in our securities portfolio of $8.8 million. In addition, we purchased $1.7 billion of short-term U.S. Treasury securities during the three months ended December 31, 2023, of which $1.4 billion matured during the three months ended December 31, 2023.

Net Interest Income

The $4.7 million decrease in interest income was primarily attributable to a reduction in our outstanding loan balances as a result of net paydowns. For the three months ended March 31, 2024, the amortized cost of loan investments averaged $3.0 billion and the amortized cost of securities investments averaged $458.7 million. For the three months ended December 31, 2023, the amortized cost of loan investments averaged $3.3 billion and the amortized cost of securities investments averaged $474.9 million. There was a $238.2 million decrease in average loan investments and a $16.2 million decrease in average securities investments.

The $2.0 million decrease in interest expense is primarily a result of a reduction in our security and loan repurchase facilities and repurchases of our Notes.

The decrease in net interest income before provision for loan losses of $2.7 million as explained above is primarily driven by a reduction in interest income as a result of net payoffs.

As of March 31, 2024, the weighted average yield on our mortgage loan receivables was 9.4%, compared to 9.6% as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.2% as compared to 7.5% as of December 31, 2023. As of March 31, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 55.3% of the carrying value of our mortgage loan receivables, compared to 53.1% as of December 31, 2023.

As of March 31, 2024 and December 31, 2023, the weighted average yield on our securities was 6.8%. As of March 31, 2024 and December 31, 2023 the weighted average interest rate on borrowings against our securities was 5.8%. As of March 31, 2024, we had outstanding borrowings secured by our securities equal to 19.6% of the carrying value of our securities, compared to 24.0% as of December 31, 2023.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2024, and December 31, 2023, the weighted average interest rate on mortgage borrowings against our real estate was 6.0% and 5.9%, respectively. As of March 31, 2024, we had outstanding borrowings secured by our real estate equal to 65.3% of the carrying value of our real estate, compared to 60.3% as of December 31, 2023.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended March 31, 2024 of $5.8 million was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments.

The provision for the three months ended December 31, 2023 of $6.0 million was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

Real Estate Operating Income

The increase of $0.8 million in real estate operating income was primarily the result of increases in tenant related income and the timing of the acquisition of properties via foreclosure during the three months ended March 31, 2024 and December 31, 2023.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2024, we did not transfer any balance sheet first mortgage or conduit loans and recorded a lower of cost or market adjustment reversal of $0.1 million. During the three months ended December 31, 2023, we did not transfer any balance sheet mortgage loans or conduit loans and recorded $0.6 million net in lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $1.5 million increase in fee and other income was primarily due to the timing of loan payoffs for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023.

Net Result from Derivative Transactions

Net result from derivative transactions of $4.0 million was comprised of a realized gain of $4.8 million and an unrealized loss of $0.8 million for the three months ended March 31, 2024. Net result from derivative transactions of $5.2 million was comprised of a realized loss of $5.0 million and an unrealized loss of $0.2 million for the three months ended December 31, 2023. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2024 was primarily related to movement in interest rates during the three months ended March 31, 2024. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Gain (Loss) on Extinguishment of Debt

During the three months ended March 31, 2024, there was $0.2 million of gain on extinguishment of debt as the Company retired $2.0 million of principal of the 2029 Notes for a repurchase price of $1.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $21 thousand of unamortized debt issuance costs associated with the retired debt.

During the three months ended December 31, 2023, there was $0.1 million of gain on extinguishment of debt as the Company retired $1.0 million of principal of the 2029 Notes for a repurchase price of $0.9 million, recognizing a $0.1 million net gain on extinguishment of debt after recognizing $11 thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The increase of $7.8 million in compensation expense was primarily attributable to the granting of fully vested annual stock-based compensation during the three months ended March 31, 2024, whereas there was no equity based compensation granted during the three months ended December 31, 2023.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 of $0.2 million was primarily related to an increase in professional fees.

Real Estate Operating Expenses

The increase in real estate operating expenses during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 of $0.6 million is primarily the result of the timing of the acquisition of properties via foreclosure during the three months ended March 31, 2024 and December 31, 2023.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans, and other deal related expenses. The decrease of $0.4 million during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 was primarily attributable to a decrease in deal related expenses.

Depreciation and Amortization

The $0.5 million increase during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 in depreciation and amortization is primarily attributable to the timing of the acquisition of properties via foreclosure during the three months ended March 31, 2024 and December 31, 2023.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is presented below.

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,
	2024	2023	Difference
Net interest income
Interest income	$95,912	$103,796	$(7,884)
Interest expense	58,771	60,749	(1,978)
Net interest income (expense)	37,141	43,047	(5,906)
Provision for (release of) loan loss reserves, net	5,768	4,736	1,032
Net interest income (expense) after provision for (release of) loan loss reserves	31,373	38,311	(6,938)
Other income (loss)
Real estate operating income	23,887	23,199	688
Net result from mortgage loan receivables held for sale	87	(194)	281
Fee and other income	3,700	1,641	2,059
Net result from derivative transactions	4,019	(2,242)	6,261
Earnings (loss) from investment in unconsolidated ventures	(15)	217	(232)
Gain on extinguishment of debt	177	9,217	(9,040)
Total other income (loss)	31,855	31,838	17
Costs and expenses
Compensation and employee benefits	20,789	22,084	(1,295)
Operating expenses	4,643	5,256	(613)
Real estate operating expenses	9,146	9,849	(703)
Investment related expenses	1,993	1,520	473
Depreciation and amortization	8,302	7,529	773
Total costs and expenses	44,873	46,238	(1,365)
Income (loss) before taxes	18,355	23,911	(5,556)
Income tax expense (benefit)	1,925	1,720	205
Net income (loss)	$16,430	$22,191	$(5,761)

Investment Overview

Activity for the three months ended March 31, 2024 included net paydowns of $357.1 million of commercial mortgage loans. Activity for the three months ended March 31, 2024 included securities purchases of $70.6 million, sales of $4.8 million and $88.4 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $19.0 million. We acquired $14.1 million in real estate via foreclosure. In addition, we purchased $2.0 billion of short-term U.S. Treasury securities during the three months ended March 31, 2024, of which $1.9 billion matured during the three months ended March 31, 2024.

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

Net Interest Income

The $7.9 million decrease in interest income was primarily attributable net payoffs within our loan portfolio partially offset by an increase in income from our cash and cash equivalent U.S. Treasuries. There was a $(0.9) billion decrease in average loan investments from $3.9 billion for the three months ended March 31, 2023 to $3.0 billion for the three months ended March 31, 2024. There was a $(90.3) million decrease in average securities investments from $549.0 million for the three months ended March 31, 2023 to $458.7 million for the three months ended March 31, 2024.

The $2.0 million decrease in interest expense is primarily related to lower outstanding balances on our securities and loan repurchase facilities and FHLB borrowings as well as a reduction in expense as a result of redemptions of our Notes.

As of March 31, 2024, the weighted average yield on our mortgage loan receivables was 9.4%, compared to 9.1% as of March 31, 2023. The weighted average yield increased as a result of increases in the prevailing interest rates. As of March 31, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.2%, compared to 6.5% as of March 31, 2023. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2023 to March 31, 2024 was primarily due to the increase in prevailing interest rates. As of March 31, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 55.3% of the carrying value of our mortgage loan receivables, compared to 45.1% as of March 31, 2023.

As of March 31, 2024, the weighted average yield on our securities was 6.8%, compared to 5.6% as of March 31, 2023. The weighted average yield increased as a result of increases in the prevailing interest rates. As of March 31, 2024, the weighted average interest rate on borrowings against our securities was 5.8%, compared to 5.2% as of March 31, 2023. The increase in the rate on borrowings against our securities from March 31, 2023 to March 31, 2024 was primarily due to higher prevailing market borrowing rates as of March 31, 2024 compared to March 31, 2023. As of March 31, 2024, we had outstanding borrowings secured by our securities equal to 19.6% of the carrying value of our real estate securities, compared to 63.7% as of March 31, 2023.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2024, the weighted average interest rate on mortgage borrowings against our real estate assets was 6.0%, compared to 5.7% as of March 31, 2023. As of March 31, 2024, we had outstanding borrowings secured by our real estate equal to 65.3% of the carrying value of our real estate, compared to 67.8% as of March 31, 2023.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended March 31, 2024 of $5.8 million represents an increase in the general reserve of loans held for investment. The increase in the provision associated with the general reserve during the three months ended March 31, 2024 was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loans as a result of repayments.

The provision for the three months ended March 31, 2023 was $4.7 million. The increase in provision associated with the general reserve during the three months ended March 31, 2023 is primarily due to adverse changes in macroeconomic conditions affecting commercial real estate.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $0.7 million in real estate operating income was primarily attributable to operating income earned on four properties acquired via foreclosure between March 31, 2023 and March 31, 2024 for which there was no operating income during the three months ended March 31, 2023, offset by the sale of one property.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended March 31, 2024, we did not sell any conduit loans and recorded $0.1 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended March 31, 2023, we did not sell any conduit loans and recorded $0.2 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $2.1 million increase in fee and other income was primarily due to the timing of loan payoffs for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Net Result from Derivative Transactions

Net result from derivative transactions of $4.0 million was comprised of a realized gain of $4.8 million and an unrealized loss of $0.8 million for the three months ended March 31, 2024. Net result from derivative transactions of $2.2 million was comprised of a realized loss of $1.8 million and an unrealized loss of $0.4 million for the three months ended March 31, 2023. The hedge positions primarily relate to fixed rate conduit loans, and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2024 was primarily related to increases in interest rates during the three months ended March 31, 2024. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Gain on Extinguishment of Debt

Gain on extinguishment of debt totaled $0.2 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company retired: $2.0 million of principal of the 2029 Notes for a repurchase price of $1.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $21 thousand of unamortized debt issuance costs associated with the retired debt.

Gain on extinguishment of debt totaled $9.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt; (2) $36.4 million of principal of the 2027 Notes for a repurchase price of $29.7 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(288) thousand of unamortized debt issuance costs associated with the retired debt; and (3) $6.1 million of principal of the 2029 Notes for a repurchase price of $4.6 million, recognizing a $1.4 million net gain on extinguishment of debt after recognizing $(76) thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $1.3 million in compensation expense is primarily due to lower stock-based compensation expense for the three months ended March 31, 2024 as compared three months ended March 31, 2023.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the three months ended March 31, 2024 as compared to March 31, 2023 of $0.6 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The increase of $0.7 million from three months ended March 31, 2024 to March 31, 2023 was primarily due to operating expenses from four properties that were acquired via foreclosure between March 31, 2023 and March 31, 2024, for which there was no operating expense during the three months ended March 31, 2023.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The increase during the three months ended March 31, 2024 as compared to March 31, 2023 of $0.5 million was primarily attributable to an increase in loan related expenses.

Depreciation and Amortization

The $0.8 million increase during the three months ended March 31, 2024 as compared to March 31, 2023 in depreciation and amortization is primarily attributable to the timing of acquisitions of property via foreclosure that occurred after March 31, 2023.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense of $0.2 million during the three months ended March 31, 2024 as compared to March 31, 2023 is primarily a result of changes in income generated by our TRSs.
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

Cash, Cash Equivalents and Restricted Cash

We held cash and cash equivalents of $1.2 billion and restricted cash of $12.3 million as of March 31, 2024. We held cash and cash equivalents of $1.0 billion and restricted cash of $15.4 million as of December 31, 2023.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(20,375)	$111,410
Net cash provided by (used in) investing activities	337,135	188,264
Net cash provided by (used in) financing activities	(160,211)	(198,262)
Net increase (decrease) in cash, cash equivalents and restricted cash	$156,549	$101,412

Three months ended March 31, 2024

We experienced a net increase in cash, cash equivalents and restricted cash of $156.5 million for the three months ended March 31, 2024, reflecting cash used in operating activities of $(20.4) million, cash provided by investing activities of $337.1 million and cash used in financing activities of $(160.2) million.

Net cash used in operating activities of $(20.4) million was primarily driven by the payment of 2023 performance based compensation in 2024, partially offset by net interest income and increases in net operating income on our real estate portfolio.

Net cash provided by investing activities of $337.1 million was driven by $362.9 million of repayment from mortgage loan receivables, $88.1 million in repayments on securities, and $4.8 million of proceeds from sale of securities, partially offset by $(70.6) million in purchases of securities and $(48.7) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(160.2) million was primarily as a result of net repayments of borrowings of $(118.2) million, $(30.9) million of dividend payments, $(8.9) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(0.6) million purchase of treasury stock, and $(1.3) million in deferred financing cost.

Three months ended March 31, 2023

We experienced a net increase in cash, cash equivalents and restricted cash of $101.4 million for the three months ended March 31, 2023, reflecting cash provided by operating activities of $111.4 million, cash provided by investing activities of $188.3 million and cash used in financing activities of $(198.3) million.

Net cash provided by operating activities of $111.4 million was primarily driven by $109.7 million of U.S. Treasury securities with maturities of less than three months that were traded and not yet settled and net interest income and increases in net operating income on our real estate portfolio.

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
Unencumbered Assets

As of March 31, 2024, we held unencumbered cash of $1.2 billion, unencumbered loans of $0.9 billion, unencumbered securities of $354.4 million, unencumbered real estate of $172.4 million and $359.5 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2023, we held unencumbered cash and cash equivalents of $1.0 billion, unencumbered loans of $1.1 billion, unencumbered securities of $342.8 million, unencumbered real estate of $160.8 million and $394.2 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2024 are set forth in the table below ($ in thousands):

March 31, 2024
Committed loan repurchase facilities	$487,216
Committed securities repurchase facility	—
Uncommitted securities repurchase facilities	1,665
Total repurchase facilities	488,881
Mortgage loan financing(1)	478,797
CLO debt(2)	1,046,700
Borrowings from the FHLB	90,000
Senior unsecured notes(3)	1,562,651
Total debt obligations, net	$3,667,029

(1)Presented net of unamortized debt issuance costs of $1.4 million and net of premiums of $2.5 million as of March 31, 2024.
(2)Presented net of unamortized debt issuance costs of $1.2 million as of March 31, 2024.
(3)Presented net of unamortized debt issuance costs of $11.0 million as of March 31, 2024.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of March 31, 2024 and December 31, 2023. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed Loan Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity as of March 31, 2024. As of March 31, 2024, the Company had $487.2 million of borrowings outstanding, with an additional $754.8 million of committed financing available. As of December 31, 2023, the Company had $605.0 million of borrowings outstanding, with an additional $637.0 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2024.

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

Committed Securities Facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2024 and December 31, 2023, the Company had no borrowings outstanding, with an additional $100.0 million of committed financing available.

Uncommitted Securities Facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving Credit Facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. On January 25, 2024, the Company amended its Revolving Credit Facility to extend the final maturity date to January 25, 2029. As of March 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $478.8 million and $437.8 million, net of unamortized premiums of $2.5 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million of premium amortization, which decreased interest expense for the three months ended March 31, 2024 and 2023. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 9.03%, and, as of March 31, 2024, have anticipated maturity dates between 2024 and 2034, with an average term of 3.6 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $505.0 million and $474.7 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company executed five new term debt agreements to finance properties in its real estate portfolio with an aggregate outstanding debt balance of $40.1 million. During the three months ended March 31, 2023, the Company did not execute any term debt agreements.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities for additional information.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities for additional information.

As of March 31, 2024, the Company had $1.0 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $1.2 million were included in CLO debt as of March 31, 2024.

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

As of March 31, 2024, Tuebor had $90.0 million of borrowings outstanding, with terms of 0.09 years to 0.50 years (with a weighted average of 0.39 years), interest rates of 5.70% to 5.82% (with a weighted average of 5.74%), and advance rates of 71.7% to 95.7% on eligible collateral. As of March 31, 2024, collateral for the borrowings was comprised primarily of $109.9 million of CMBS.

As of December 31, 2023, Tuebor had $115.0 million of borrowings outstanding, with terms of 0.3 years to 0.75 years (with a weighted average of 0.57 years), interest rates of 5.76% to 5.88% (with a weighted average of 5.82%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2023, collateral for the borrowings was comprised primarily of $140.3 million of CMBS.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $0.8 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2024. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes

As of March 31, 2024, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $633.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of March 31, 2024 and 2023. The Notes are presented net of unamortized debt issuance costs of $11.0 million and $11.8 million as of March 31, 2024 and December 31, 2023, respectively.

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

During the three months ended March 31, 2024, the Company repurchased $2.0 million of the 2029 Notes and recognized a net gain of $0.2 million on extinguishment of debt.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2024, the Company has a remaining amount available for repurchase of $43.6 million, which represents 3.1% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.13 per share on such date. Refer to Note 10, Equity Structure and Accounts, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

Subsequent to quarter end, on April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2024 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations(2)		—
Repurchases paid:
March 1, 2024 - March 31, 2024	60,000	(647)
Authorizations remaining as of March 31, 2024		$43,609

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

Refer to Note 10, Equity Structure and Accounts, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of dividends declared.

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $362.9 million for the three months ended March 31, 2024 and $150.2 million for the three months ended March 31, 2023. Repayment of real estate securities provided net cash of $88.1 million for the three months ended March 31, 2024, and $60.2 million for the three months ended March 31, 2023.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $40.4 million of proceeds from sales of conduit mortgage loans into a securitization collateralized by net leased properties in the Company’s real estate segment for the three months ended March 31, 2024, and there were no proceeds from sales of mortgage loans for the three months ended March 31, 2023.

Proceeds from the Sale of Securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $4.8 million for the three months ended March 31, 2024, and $13.6 million for the three months ended March 31, 2023.

Proceeds from the Sale of Real Estate

There were no proceeds from sales of real estate for the three months ended March 31, 2024 and March 31, 2023.

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

Contractual Obligations

Contractual obligations as of March 31, 2024 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$546,341	$399,986	$24,317	$85,955	$1,056,599
Senior unsecured notes	—	327,756	611,939	633,919	1,573,614
Interest payable(3)	102,041	163,649	73,921	30,614	370,225
Other funding obligations(4)	50,444	—		—	50,444
Operating lease obligations	1,650	4,426	4,537	11,039	21,652
Total	$700,476	$895,817	$714,714	$761,527	$3,072,534

(1)As more fully disclosed in Note 6, Debt Obligations, Net, to our consolidated financial statements included elsewhere in this Quarterly Report, the allocation of repayments under our committed loan repurchase facilities is based on the earlier of: (i) the maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Total does not include $1.0 billion of consolidated CLO debt obligations and the related debt issuance costs of $1.2 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2024 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2024. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $77.9 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of March 31, 2024, our off-balance sheet arrangements consisted of $128.1 million of unfunded commitments of mortgage loan receivables held for investment, 61% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2023, our off-balance sheet arrangements consisted of $204.0 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Interest Rate Environment

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for further disclosures surrounding the impact of rising or falling interest rate on our earnings.

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

During 2024, management reviewed and evaluated these critical accounting policies and estimates and believes they are appropriate. Our significant accounting policies are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report. The following is a list of accounting policies that require more significant estimates and judgments:

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

Loans for which the borrower or sponsor is experiencing financial difficulty, and where repayment of the loan is expected substantially through the operation or sale of the underlying collateral, are considered collateral dependent loans. For collateral dependent loans, the Company may elect a practical expedient that allows the Company to measure expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. If foreclosure is probable, the Company is required to measure for expected losses using this methodology.

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

The Company designates a loan as a non-accrual loan generally when: (i) the principal or coupon interest components of loan payments become 90-days past due; or (ii) in the opinion of the Company, recovery of principal and coupon interest is doubtful. Interest income on non-accrual loans in which the Company reasonably expects a recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost basis. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received. A loan will be written off when management has determined principal and coupon interest is no longer realizable and deemed non-recoverable.

The CECL accounting estimate is subject to uncertainty as a result of changing macroeconomic market conditions affecting commercial real estate, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The provision for loan losses for the year ended March 31, 2024 and March 31, 2023 was $5.8 million and $4.7 million, respectively.

The allowance for loan losses at March 31, 2024 and December 31, 2023 was $49.7 million and $43.9 million, respectively. The allowance includes $0.6 million and $0.7 million of reserves for unfunded commitments at March 31, 2024 and December 31, 2023, respectively. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of March 31, 2024 and December 31, 2023, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of March 31, 2024 and December 31, 2023. We did not record any impairments of real estate for the three months ended March 31, 2024 or March 31, 2023.

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

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report.

Reconciliation of Non-GAAP Financial Measures

Distributable Earnings

During the first quarter of 2024, the Company refined its definition of distributable earnings and its descriptions of the adjustments to GAAP income. The refined definition and descriptions do not change how distributable earnings or adjustments to GAAP income are calculated for prior, current or future periods. The Company utilizes distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP measures certain non-cash expenses and unrealized results as well as eliminating timing differences related to conduit securitization gains and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations because management believes that it may be a useful performance measure; and (ii) because our board of directors considers distributable earnings in determining the amount of quarterly dividends.

We define distributable earnings as income before taxes adjusted for: (i) net (income) loss attributable to noncontrolling interests in consolidated ventures; (ii) our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investments in unconsolidated ventures in excess of distributions received; (iii) the impact of derivative gains and losses related to hedging fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk as of the end of the specified accounting period; (iv) economic gains or losses on loan sales, certain of which may not be recognized under GAAP accounting in consolidation for which risk has substantially transferred during the period, as well as the exclusion of the related GAAP economics in subsequent periods; (v) unrealized gains or losses related to our investments in securities recorded at fair value in current period earnings; (vi) unrealized and realized provision for loan losses and real estate impairment; (vii) non-cash stock-based compensation; and (viii) certain non-recurring transactional items.
We exclude the effects of our share of real estate depreciation and amortization. Given GAAP gains and losses on sales of real estate include the effects of previously-recognized real estate depreciation and amortization, our adjustment eliminates the portion of the GAAP gain or loss that is derived from depreciation and amortization.
As discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report, our derivative instruments do not qualify for hedge accounting under GAAP and, therefore, any net payments under, or fluctuations in the fair value of derivatives are recognized currently in our income statement. The Company utilizes derivative instruments to hedge exposure to interest rate risk associated with fixed rate mortgage loans, fixed rate securities, and/or overall portfolio market risks. Distributable earnings excludes the GAAP results from derivative activity until the associated mortgage loan or security for which the derivative position is hedging is sold or paid off, or the hedge position for overall portfolio market risk is closed, at which point any gain or loss is recognized in distributable earnings in that period. For derivative activity associated with securities or mortgage loans held for investment, any hedging gain or loss is amortized over the expected life of the underlying asset for distributable earnings. We believe that adjusting for these specifically identified gains and losses associated with hedging positions adjusts for timing differences between when we recognize the gains or losses associated with our assets and the gains and losses associated with derivatives used to hedge such assets.

We originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to sell into third-party CMBS securitizations. Mortgage loans receivable held for sale are recorded at the lower of cost or market under GAAP. For purposes of distributable earnings, we exclude the impact of unrealized lower of cost or market adjustments on conduit loans held for sale and include the realized gains or losses in distributable earnings in the period when the loan is sold. Our conduit business includes mortgage loans made to third parties and may also include mortgage loans secured by real estate owned in our real estate segment. Such mortgage loans receivable secured by real estate owned in our real estate segment are eliminated in consolidation within our GAAP financial statements until the loans are sold in a third-party securitization. Upon the sale of a loan to a third-party securitization trust (for cash), the related mortgage note payable is recognized on our GAAP financial statements. For purposes of distributable earnings, we include adjustments for economic gains and losses related to the sale of these inter-segment loans for which risk has substantially transferred during the period and exclude the resultant GAAP recognition of amortization of any related premium/discount on such mortgage loans payable recognized in interest expense during the subsequent periods. This adjustment is reflected in distributable earnings when there is a true risk transfer on the mortgage loan sale and settlement. Conversely, if the economic risk was not substantially transferred, no adjustments to net income would be made relating to those transactions for distributable earnings purposes. Management believes recognizing these amounts for distributable earnings purposes in the period of transfer of economic risk is a useful supplemental measure of our performance.

As more fully discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report, we invest in certain securities that are recorded at fair value with changes in fair value recorded in current period earnings. For purposes of distributable earnings, we exclude the impact of unrealized gains and losses associated with these securities and include realized gains or losses in connection with any disposition of securities. Distributable earnings includes declines in fair value deemed to be an impairment for GAAP purposes if the decline is determined to be non-recoverable and the loss to be nearly certain to be eventually realized. In those cases, an impairment is included in distributable earnings for the period in which such determination was made.
We include adjustments for unrealized and realized provision for loan losses and real estate impairment. For purposes of distributable earnings, management recognizes loan and real estate losses as being realized generally in the period in which the asset is sold or the Company determines a decline in value to be non-recoverable and the loss to be nearly certain.
Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	March 31,	December 31,
	2024	2023
Income (loss) before taxes	$18,355	$18,355
Net (income) loss attributable to noncontrolling interests in consolidated ventures	179	211
Our share of real estate depreciation, amortization and gain adjustments (1)	7,668	7,273
Adjustments for derivative results and loan sale activity (2)	8	4,997
Unrealized (gain) loss on fair value securities	7	(49)
Adjustment for impairment (3)	5,768	6,006
Non-cash stock-based compensation	10,298	3,202
Distributable earnings	$42,283	$39,995

(1)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Three Months Ended
		March 31,	December 31,
		2024	2023
	Total GAAP depreciation and amortization	$8,302	$7,770
	Depreciation and amortization related to non-rental property fixed assets	(110)	(110)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(107)	(105)
	Our share of operating lease income from above/below market lease intangible amortization	(432)	(437)
	Our share of real estate depreciation and amortization	7,653	7,118
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	15	155
	Our share of real estate depreciation, amortization and gain adjustments	$7,668	$7,273

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):
		Three Months Ended
		March 31,	December 31,
		2024	2023
	GAAP net results from derivative transactions	$(4,019)	$5,199
	Realized results of loan sales, net (a) (b)	1,496	—
	Unrealized lower of cost or market adjustments related to loans held for sale	(87)	(596)
	Amortization of premium on mortgage loan financing included in interest expense (b)	(151)	(152)
	Recognized derivative results	2,769	546
	Adjustments for derivative results and loan sale activity	$8	$4,997

(a) Includes realized gains from sales of conduit mortgage loans collateralized by net lease properties in our real estate segment of $0.9 million and net hedge related gains on such mortgage loan sales of $0.6 million, for the three months ended March 31, 2024.

(b) Prior to the first quarter of 2024, the Company presented these adjustments within “Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization.”

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

Because of these limitations, distributable earnings should not be considered in isolation or as a substitute for net income (loss) attributable to shareholders or any other performance measures calculated in accordance with GAAP. Our non-GAAP financial measures should not be considered an alternative to cash flows from operations as a measure of our liquidity.

In addition, distributable earnings should not be considered to be the equivalent to REIT taxable income calculated to determine the minimum amount of dividends the Company is required to distribute to shareholders to maintain REIT status. In order for the Company to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended, we must annually distribute at least 90% of our REIT taxable income. The Company has declared, and intends to continue declaring, regular quarterly distributions to its shareholders in an amount approximating the REIT’s net taxable income.

In the future, we may incur gains and losses that are the same as or similar to some of the adjustments in this presentation. Our presentation of distributable earnings should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2024 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on March 31, 2024, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(24,680)	$6,049
Increase by 1.00%	25,224	(6,047)

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 65.6% as of March 31, 2024 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of March 31, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2024 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended March 31, 2024 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	—	—	44,256
February 1, 2024 - February 29, 2024	—	—	—	44,256
March 1, 2024 - March 31, 2024	60,000	10.78	60,000	43,609

Total	60,000	$10.78	60,000	$43,609

(1)On July 27, 2022 the Board authorized repurchases up to $50.0 million in aggregate. Subsequent to quarter end, on April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

LADDER CAPITAL CORP
(Registrant)

Date: April 26, 2024	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: April 26, 2024	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer