Form 10-Q
period 2024-06-30
Ladder Capital Corp
filed 2024-07-26
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2024
Class A common stock, $0.001 par value	127,866,107
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2024

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
•labor shortages, supply chain imbalances, inflation, and the potential for a global economic recession or further downgrades to the credit ratings of the U.S.;
•increasing geopolitical uncertainty, including the broader impacts of the Ukraine-Russia and Hamas-Israel conflicts and escalating tension between the U.S. and China;
•changes or volatility in general economic conditions and in the commercial finance and the real estate markets;
•changes in credit spreads;
•changes to our business and investment strategy and increased operating costs;
•our ability to obtain and maintain financing arrangements;
•the financing and advance rates for our assets, including the potential need for additional collateral;
•our actual and expected leverage and liquidity;
•the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;
•the adequacy and performance of collateral securing our loan portfolio and a decline in the fair value of our assets;
•interest rate and duration mismatches between our assets and our borrowings used to fund such investments;
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
•the increased rate of default and non-accrual or decreased recovery rates on our assets and the potential insufficiency of our provision for loan loss reserves;
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
•fraud by potential borrowers or their inability to complete their business plans;
•our ability to attract and retain qualified originators;
•cybersecurity risks, including the possibility of system outages resulting from cyber incidents;
•our ability to maintain strategic business alliances;
•the impact of any tax legislation or IRS guidance;
•volatility in the equity capital markets and the impact on our Class A common stock;
•the degree and nature of our competition; and
•the market trends in our industry, interest rates, real estate values and the debt securities markets.

You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. The forward-looking statements contained in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update or supplement any forward-looking statements. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us in the future.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

The consolidated financial statements of Ladder Capital Corp and the notes related to the foregoing consolidated financial statements are included in this Item.

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2024(1)	December 31, 2023(1)
	(Unaudited)
Assets
Cash and cash equivalents	$1,195,559	$1,015,678
Restricted cash	11,921	15,450
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,539,323	3,155,089
Allowance for credit losses	(54,107)	(43,165)
Mortgage loan receivables held for sale	26,414	26,868
Securities	481,109	485,533
Real estate and related lease intangibles, net	707,083	726,442
Real estate held for sale	11,455	—
Investments in and advances to unconsolidated ventures	20,005	6,877
Derivative instruments	757	1,454
Accrued interest receivable	20,946	24,233
Other assets	87,722	98,218
Total assets	$5,048,187	$5,512,677
Liabilities and Equity
Liabilities
Debt obligations, net	$3,378,099	$3,783,946
Dividends payable	31,206	32,294
Accrued expenses	48,652	65,144
Other liabilities	61,735	99,095
Total liabilities	3,519,692	3,980,479
Commitments and contingencies (refer to Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 129,883,019 and 128,027,478 shares issued and 127,866,107 and 126,911,689 shares outstanding as of June 30, 2024 and December 31, 2023, respectively.	128	127
Additional paid-in capital	1,770,275	1,756,750
Treasury stock, 2,016,912 and 1,115,789 shares, at cost	(21,852)	(12,001)
Retained earnings (dividends in excess of earnings)	(207,728)	(197,875)
Accumulated other comprehensive income (loss)	(10,752)	(13,853)
Total shareholders’ equity	1,530,071	1,533,148
Noncontrolling interests in consolidated ventures	(1,576)	(950)
Total equity	1,528,495	1,532,198
Total liabilities and equity	$5,048,187	$5,512,677

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income
Interest income	$88,516	$101,829	$184,428	$205,625
Interest expense	54,199	61,342	112,971	122,092
Net interest income (expense)	34,317	40,487	71,457	83,533
Provision for (release of) loan loss reserves, net	5,055	6,881	10,823	11,617
Net interest income (expense) after provision for (release of) loan loss reserves	29,262	33,606	60,634	71,916
Other income (loss)
Real estate operating income	26,133	25,887	50,019	49,086
Net result from mortgage loan receivables held for sale	(541)	(296)	(454)	(490)
Gain (loss) on real estate, net	12,543	—	12,543	—
Fee and other income	3,638	3,240	7,338	4,881
Net result from derivative transactions	617	4,149	4,637	1,907
Earnings (loss) from investment in unconsolidated ventures	18	217	3	434
Gain on extinguishment of debt	—	462	177	9,679
Total other income (loss)	42,408	33,659	74,263	65,497
Costs and expenses
Compensation and employee benefits	13,721	14,242	34,510	36,326
Operating expenses	5,178	4,987	9,822	10,243
Real estate operating expenses	11,034	9,766	20,180	19,615
Investment related expenses	2,288	2,661	4,281	4,181
Depreciation and amortization	8,413	7,471	16,715	15,000
Total costs and expenses	40,634	39,127	85,508	85,365
Income (loss) before taxes	31,036	28,138	49,389	52,048
Income tax expense (benefit)	(1,089)	46	836	1,767
Net income (loss)	32,125	28,092	48,553	50,281
Net (income) loss attributable to noncontrolling interests in consolidated ventures	224	71	403	288
Net income (loss) attributable to Class A common shareholders	$32,349	$28,163	$48,956	$50,569

Earnings per share:
Basic	$0.26	$0.23	$0.39	$0.41
Diluted	$0.26	$0.23	$0.39	$0.41

Weighted average shares outstanding:
Basic	125,730,765	124,731,195	125,523,265	124,612,821
Diluted	125,839,500	124,827,596	125,679,937	124,742,506

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$32,125	$28,092	$48,553	$50,281
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	(930)	1,008	3,124	4,181
Reclassification adjustment for (gain) loss included in net income (loss)	(2)	(8)	(23)	304
Total other comprehensive income (loss)	(932)	1,000	3,101	4,485
Comprehensive income (loss)	31,193	29,092	51,654	54,766
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	224	71	403	288
Comprehensive income (loss) attributable to Class A common shareholders	$31,417	$29,163	$52,057	$55,054

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, March 31, 2024	127,888	$128	$1,767,129	$(21,611)	$(210,611)	$(9,820)	$(1,329)	$1,523,886
Distributions	—	—	—	—	—	—	(23)	(23)
Amortization of equity based compensation	—	—	3,117	—	—	—	—	3,117
Purchase of treasury stock	(20)	—	—	(212)	—	—	—	(212)
Forfeitures	(3)	—	29	(29)	—	—	—	—
Dividends declared	—	—	—	—	(29,466)	—	—	(29,466)
Net income (loss)	—	—	—	—	32,349	—	(224)	32,125
Other comprehensive income (loss)	—	—	—	—	—	(932)	—	(932)
Balance, June 30, 2024	127,866	$128	$1,770,275	$(21,852)	$(207,728)	$(10,752)	$(1,576)	$1,528,495

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2023	126,912	$127	$1,756,750	$(12,001)	$(197,875)	$(13,853)	$(950)	$1,532,198
Distributions	—	—	—	—	—	—	(223)	(223)
Amortization of equity based compensation	—	—	13,415	—	—	—	—	13,415
Grants of restricted stock	1,856	2	—	—	—	—	—	2
Purchase of treasury stock	(80)	—	—	(858)	—	—	—	(858)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(811)	(1)	—	(8,883)	—	—	—	(8,884)
Forfeitures	(11)	—	110	(110)	—	—	—	—
Dividends declared	—	—	—	—	(58,809)	—	—	(58,809)
Net income (loss)	—	—	—	—	48,956	—	(403)	48,553
Other comprehensive income (loss)	—	—	—	—	—	3,101	—	3,101
Balance, June 30, 2024	127,866	$128	$1,770,275	$(21,852)	$(207,728)	$(10,752)	$(1,576)	$1,528,495

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$48,553	$50,281
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(177)	(9,679)
Depreciation and amortization	16,715	15,000
Non-cash operating lease expense	254	1,076
Unrealized (gain) loss on derivative instruments	697	(9)
Provision for (release of) loan loss reserves	10,823	11,617
Amortization of equity based compensation	13,415	12,170
Amortization of deferred financing costs included in interest expense	5,719	6,562
Amortization of premium/discount on mortgage loan financing included in interest expense	(340)	(300)
Amortization of above- and below-market lease intangibles	(862)	(907)
(Accretion)/amortization of discount, premium and other fees on loans	(7,891)	(11,819)
(Accretion)/amortization of discount and premium on securities	(459)	(707)
Net result from mortgage loan receivables held for sale	454	490
Realized (gain) loss on securities	(75)	299
(Gain) loss on real estate, net	(12,543)	—
Realized (gain) loss on sale of derivative instruments	—	269
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	(3)	(334)
Change in deferred tax asset (liability)	1,344	940
Changes in operating assets and liabilities:
Accrued interest receivable	3,287	1,292
Other assets	(298)	553
Accrued expenses and other liabilities	(53,582)	(32,705)
Net cash provided by (used in) operating activities	25,031	44,089

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(69,583)	(44,216)
Repayment of mortgage loan receivables held for investment	611,348	433,705
Purchases of securities	(152,312)	(17,920)
Repayment of securities	147,868	135,338
Basis recovery of interest-only securities	1,713	1,990
Proceeds from sales of securities	10,581	14,231
Capital improvements of real estate	(1,831)	(1,496)
Proceeds from sale of real estate	46,886	—
Capital contributions and advances to investment in unconsolidated joint ventures	(13,125)	—
Proceeds from FHLB stock	5,175	1,710
Purchase of derivative instruments	—	(75)
Net cash provided by (used in) investing activities	586,720	523,267

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Deferred financing costs paid	(1,794)	(1,655)
Proceeds from borrowings under debt obligations	141,653	738,206
Repayment and repurchase of borrowings under debt obligations	(550,208)	(1,019,868)
Cash dividends paid to Class A common shareholders	(59,899)	(59,044)
Capital distributed to noncontrolling interests in consolidated ventures	(223)	(526)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,884)	(7,852)
Purchase of treasury stock	(858)	(2,285)
Net cash provided by (used in) financing activities	(480,213)	(353,024)
Net increase (decrease) in cash, cash equivalents and restricted cash	131,538	214,332
Cash, cash equivalents and restricted cash at beginning of period	1,075,942	659,602
Cash, cash equivalents and restricted cash at end of period	$1,207,480	$873,934

Non-cash investing and financing activities:
Securities and derivatives sold, not settled	—	12
Repayments in transit of securities (other assets)	—	392
Repayment in transit of mortgage loans receivable held for investment (other assets)	47,112	25,761
Settlement of mortgage loan receivable held for investment by real estate, net	(42,646)	—
Real estate and real estate held for sale acquired in settlement of mortgage loan receivable held for investment, net	41,296	—
Dividends declared, not paid	31,206	31,289

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$1,195,559	$777,078
Restricted cash	11,921	96,856
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,207,480	$873,934

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2024, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The Company has investments in two unconsolidated ventures which, were determined to be VIEs. The Company determined that it was not the primary beneficiary of these VIEs because the Company is a passive investor in, and has no control of, these entities and therefore does not have a controlling financial interests in these VIEs. These investments are recorded on the consolidated balance sheets within investments in and advances to unconsolidated ventures. The Company’s maximum exposure to loss is limited to its investments in these VIEs. The Company has not provided financial support to these unconsolidated VIEs that it was not previously contractually required to provide.

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

Debt Issued

From time to time, a subsidiary of the Company will originate a loan (each, an “inter-segment loan,” and collectively, “inter-segment loans”) to another subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an inter-segment loan to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction and accounted for under ASC 470. The accounting for the securitization of an inter-segment loan—a financial instrument that has never been recognized in the consolidated financial statements as an asset—is considered a financing transaction under ASC 470, and ASC 835.

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

Reclassification

The Company reclassified unrealized and realized gain (loss) on securities into fee and other income for the three and six months ended June 30, 2024. As such, the unrealized gain (loss) of $(95) thousand and $22 thousand and realized loss of $8 thousand and $(299) thousand for the three and six months ended June 30, 2023 were reclassified into fee and other income on the consolidated statements of income. Refer to Note 4, Securities for realized and unrealized gain/loss details. Certain other prior period amounts have been reclassified to conform to the current period's presentation.

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

3. MORTGAGE LOAN RECEIVABLES

June 30, 2024 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,528,691	$2,523,011		9.46%	0.6
Mezzanine loans	16,339	16,312		11.21%	1.2
Total mortgage loans receivable	2,545,030	2,539,323		9.48%	0.6
Allowance for credit losses	N/A	(54,107)
Total mortgage loan receivables held for investment, net, at amortized cost	2,545,030	2,485,216
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,414	(4)	4.57%	7.7
Total	$2,576,380	$2,511,630	(5)	9.42%	0.7

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of June 30, 2024 are used to calculate weighted average yield for floating rate loans.
(2)Excludes one non-accrual loan with an amortized cost basis of $60.8 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 1.5 years.
(4)As a result of changes in prevailing rates, the Company recorded a reversal of lower of cost or market adjustment as of June 30, 2024. The adjustment was calculated using a 5.48% discount rate.
(5)Net of $5.7 million of deferred origination fees and other items as of June 30, 2024.

As of June 30, 2024, $2.3 billion, or 88.7%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $2.3 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of June 30, 2024, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

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

For the six months ended June 30, 2024 and 2023, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2023	$3,155,089	$(43,165)	$26,868
Origination of mortgage loan receivables (1)	69,583	—	—
Repayment of mortgage loan receivables (2)	(650,594)	—	—
Proceeds from sales of mortgage loan receivables (3)	—	—	—
Non-cash disposition of loans via foreclosure (4)	(42,646)	—	—
Net result from mortgage loan receivables held for sale (5)	—	—	(454)
Accretion/amortization of discount, premium and other fees	7,891	—	—
Release (addition) of provision for current expected credit loss, net (6)	—	(10,942)	—
Balance, June 30, 2024	$2,539,323	$(54,107)	$26,414

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes $39.2 million of repayments in transit.
(3)Excludes $69.4 million of proceeds received from the sale of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment to a third-party securitization trust. The mortgage loan receivables, which were originated during the current period, and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Upon the sale of the mortgage loan receivable to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction.
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
(2)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for Credit Losses	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$49,060	$25,499	$43,165	$20,755
Provision for (release of) current expected credit loss, net (1)	5,047	6,749	10,942	11,493
Allowance for credit losses at end of period	$54,107	$32,248	$54,107	$32,248

(1)There were no asset-specific reserves recorded for the six months ended June 30, 2024 and 2023.

Non-Accrual Status (1)	June 30, 2024(2)	December 31, 2023(3)
Amortized cost basis of loans on non-accrual status	$60,830	$14,541

(1)As of June 30, 2024 and December 31, 2023, the loans on non-accrual status were greater than 90 days past due and are considered collateral dependent.
(2)Comprised of one multi-family loan with an amortized cost basis of $60.8 million, for which the Company determined no asset-specific reserve was necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $14.5 million, for which the Company determined no asset-specific reserve was necessary.

During the year ended December 31, 2023, the Company modified one first mortgage loan with an amortized cost basis of $56.0 million as of June 30, 2024, or 2.2% of the Company’s mortgage loan receivable portfolio. This modification resulted in an initial extension through June 2024, in exchange for terms that included a $2.5 million payment that reduced the amortized cost basis of the loan, with subsequent contractual extensions available with additional payments. The loan was extended in June 2024 through October 2024 in exchange for an additional $2.5 million payment. No principal or interest was forgiven, and Ladder also received a 15% non-controlling common equity interest in the property. The payment structure of the loan was modified to defer a portion of the contractual interest until maturity and the Company is accruing only the current pay component. As of June 30, 2024, the loan is current. For the three and six months ended June 30, 2024, the Company accrued $0.2 million and $0.4 million of interest income related to this loan, respectively.

Current Expected Credit Loss (“CECL”)

As of June 30, 2024, the Company has a $54.7 million allowance for current expected credit losses, of which $54.1 million pertains to mortgage loan receivables and $0.6 million relates to unfunded commitments included in other liabilities in the consolidated balance sheets. As of June 30, 2024, the Company concluded that none of its loans required an asset-specific reserve.

As of December 31, 2023, the Company had a $43.9 million allowance for current expected credit losses, of which $43.2 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments included in other liabilities in the consolidated balance sheets. As of December 31, 2023, the Company concluded that none of its loans required an asset specific reserve.

The total change in provision for loan loss reserves for the three and six months ended June 30, 2024 was an increase of the provision of $5.1 million and $10.8 million, respectively. The net increase for the three and six months ended June 30, 2024 represents an increase in the general reserve of loans held for investment of $5.0 million and $10.9 million, respectively, and an increase of $8 thousand and a decrease of $119 thousand related to unfunded loan commitments, respectively. The increase in provision associated with the general reserve during the three and six months ended June 30, 2024 is primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments.

The total change in provision for loan loss reserves for the three and six months ended June 30, 2023 was an increase of the provision of $6.9 million and $11.6 million, respectively. The net increase for the three and six months ended June 30, 2023 represents an increase in the general reserve of loans held for investment of $6.7 million and $11.5 million, respectively, and an increase related to unfunded commitments of $132 thousand and $124 thousand, respectively. The increase in provision associated with the general reserve during the three and six months ended June 30, 2023 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of June 30, 2024 and December 31, 2023, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of June 30, 2024
Collateral Type	2024	2023	2022	2021	2020 and Earlier	Total
Multifamily	$37,631	$14,549	$295,348	$495,871	$—	$843,399
Office	—	—	79,284	607,817	195,772	882,873
Mixed Use	—	—	177,340	232,591	—	409,931
Industrial	14,740	—	—	6,979	118,787	140,506
Manufactured Housing	—	—	—	79,198	4,706	83,904
Retail	—	—	—	18,630	55,284	73,914
Hospitality	—	—	32,735	58,013	—	90,748
Other	—	—	14,048	—	—	14,048
Subtotal mortgage loans receivable	52,371	14,549	598,755	1,499,099	374,549	2,539,323
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$52,371	$14,549	$598,755	$1,499,099	$374,549	$2,539,323

	Amortized Cost Basis by Origination Year as of December 31, 2023
Collateral Type	2023	2022	2021	2020	2019 and Earlier	Total (2)
Multifamily	$14,461	$547,532	$612,489	$—	$—	$1,174,482
Office	—	79,148	614,743	—	211,674	905,565
Mixed Use	—	193,470	321,514	—	41,403	556,387
Industrial	—	22,636	34,746	—	119,344	176,726
Manufactured Housing	—	32,655	82,895	—	—	115,550
Retail	—	12,934	87,052	—	9,083	109,069
Hospitality	—	—	18,589	—	55,380	73,969
Other	—	31,363	11,978	—	—	43,341
Subtotal mortgage loans receivable	14,461	919,738	1,784,006	—	436,884	3,155,089
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (3)	$14,461	$919,738	$1,784,006	$—	$436,884	$3,155,089

(1)Not included above is $19.0 million of accrued interest receivable on all loans at June 30, 2024.
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

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of June 30, 2024, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at June 30, 2024 and December 31, 2023 ($ in thousands):

June 30, 2024

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$487,661		$486,829	$507	$(11,455)	$475,881	(3)	69	AAA	6.73%	6.91%	2.13
CMBS interest-only(4)	834,955	(4)	4,774	181	(20)	4,935	(5)	8	AAA	0.39%	7.16%	0.94
GNMA interest-only(6)	35,865	(4)	179	65	(57)	187		13	AAA	0.36%	9.44%	3.26
Agency securities	17		16	—	—	16		1	AAA	4.00%	2.74%	0.82
Total debt securities	$1,358,498		$491,798	$753	$(11,532)	$481,019	(7)	91		2.67%	6.92%	2.12
Equity securities	N/A		160	—	(50)	110		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,358,498		$491,958	$753	$(11,602)	$481,109		92

December 31, 2023

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$439,679		$439,052	$277	$(14,439)	$424,890	(3)	64	AAA	6.67%	6.83%	2.00
CMBS interest-only(4)	876,555	(4)	6,453	169	(53)	6,569	(5)	9	AAA	0.57%	6.61%	1.07
GNMA interest-only(6)	37,053	(4)	214	51	(52)	213		14	AAA	0.36%	6.12%	3.60
Agency securities	22		22	—	(1)	21		1	AAA	4.00%	2.70%	1.05
U.S. Treasury securities	54,031		53,648	68	—	53,716		7	AAA	N/A	5.41%	0.07
Total debt securities	$1,407,340		$499,389	$565	$(14,545)	$485,409	(7)	95		2.55%	6.82%	1.98
Equity securities	N/A		160	—	(16)	144		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,407,340		$499,549	$565	$(14,581)	$485,533		96

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
(3)As of June 30, 2024 and December 31, 2023, includes $8.9 million and $9.0 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of June 30, 2024 and December 31, 2023, includes $0.3 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at June 30, 2024 and December 31, 2023 ($ in thousands):

June 30, 2024

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$71,242	$394,661	$9,978	$475,881
CMBS interest-only	1,720	3,215	—	4,935
GNMA interest-only	76	15	96	187
Agency securities	16	—	—	16
U.S. Treasury securities	—	—	—	—
Total securities (1)	$73,054	$397,891	$10,074	$481,019

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2023

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$81,343	$343,547	$—	$424,890
CMBS interest-only	2,121	4,448	—	6,569
GNMA interest-only	86	22	105	213
Agency securities	—	21	—	21
U.S. Treasury securities	53,716	—		53,716
Total securities (1)	$137,266	$348,038	$105	$485,409

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three and six months ended June 30, 2024, the Company sold $0.8 million and $1.8 million of equity securities, respectively. During the three and six months ended June 30, 2023 the Company did not sell any equity securities.

The following summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the three and six months ended June 30, 2024 and June 30, 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized gain (loss)	$22	$8	$75	$(299)
Unrealized gain (loss)	(19)	(95)	(27)	22
Total realized and unrealized gain (loss) on securities	$3	$(87)	$48	$(277)

United States Treasury Securities

The Company invests in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheets and long-term U.S. Treasury securities are classified as securities on the consolidated balance sheets. As of June 30, 2024, the Company held $1.2 billion of U.S. Treasury securities classified as cash and cash equivalents on the consolidated balance sheet.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Land	$177,840	$183,194
Building	643,840	647,201
In-place leases and other intangibles	113,392	116,831
Undepreciated real estate and related lease intangibles	935,072	947,226
Less: Accumulated depreciation and amortization	(227,989)	(220,784)
Real estate and related lease intangibles, net(1)	$707,083	$726,442

Below market lease intangibles, net (other liabilities)(2)	$(27,512)	$(28,860)

(1)There was unencumbered real estate of $174.5 million and $160.8 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Below market lease intangibles is net of $16.3 million and $15.8 million of accumulated amortization as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company held $11.5 million of undepreciated real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense(1)	$6,346	$6,144	$12,735	$12,344
Amortization expense	2,067	1,327	3,980	2,656
Total real estate depreciation and amortization expense	$8,413	$7,471	$16,715	$15,000

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million of depreciation on corporate fixed assets for the three months ended June 30, 2024 and June 30, 2023, and $0.2 million of depreciation on corporate fixed assets for the six months ended June 30, 2024 and June 30, 2023.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	June 30, 2024	December 31, 2023
Gross intangible assets(1)	$113,392	$116,831
Accumulated amortization	57,204	55,782
Net intangible assets	$56,188	$61,049

(1)Includes $2.5 million and $2.8 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(95)	$(72)	$(192)	$(143)
Increase in operating lease income for amortization of below market lease intangibles acquired	525	525	1,054	1,050
Total	$430	$453	$862	$907

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of June 30, 2024 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2024 (last six months)	$850	$3,589
2025	1,703	5,100
2026	1,717	4,276
2027	1,681	4,115
2028	1,607	3,924
Thereafter	17,432	33,697
Total	$24,990	$54,701

Rent Receivables

There were $3.1 million and $1.1 million of rent receivables included in other assets on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at June 30, 2024 ($ in thousands):

Period Ending December 31,	Amount
2024 (last six months)	$33,693
2025	59,229
2026	48,883
2027	46,897
2028	44,909
Thereafter	156,707
Total	$390,318

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $1.4 million and $3.3 million for the three and six months ended June 30, 2024, respectively and $1.0 million and $2.1 million for the three and six months ended June 30, 2023, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company acquired the following properties during the six months ended June 30, 2024 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2024	(2)	Multifamily	Los Angeles, CA	$14,110	100%
April 2024	(3)	Multifamily	Longview, TX	6,080	100%
April 2024	(4)	Multifamily	Amarillo, TX	9,651	100%
June 2024	(5)	Multifamily	Los Angeles, CA	11,455	100%
Total real estate acquisitions				$41,296

(1)Properties were consolidated as of acquisition date.

(2)In February 2024, the Company acquired a multifamily portfolio consisting of three properties in Los Angeles, CA via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The Company obtained a third-party appraisal of the property. The $14.1 million fair value was determined by using the sales comparison and income approach. The appraiser utilized a terminal capitalization rate of 5.5%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs. The portfolio was sold in June 2024.
(3)In April 2024, the Company acquired a multifamily portfolio consisting of two properties in Longview, TX via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. There was a $0.4 million gain recognized in connection with the foreclosure of the loan. During June 2024, the Company sold the portfolio for $6.1 million. The fair value at foreclosure was based on the the sales price.
(4)In April 2024, the Company acquired a multifamily property in Amarillo, TX via foreclosure. The property served as collateral for a mortgage loan receivable held for investment. The Company determined the fair value of $9.7 million by using the sales comparison approach utilizing a terminal capitalization rate of 8.3%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs.
(5)In June 2024, the Company acquired a multifamily portfolio consisting of three properties in Los Angeles, CA via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The $11.5 million fair value was determined by using the sales comparison approach. There was no gain or loss resulting from the foreclosure of the loan.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the six months ended June 30, 2024, all acquisitions were determined to be asset acquisitions.

There were no acquisitions during the six months ended June 30, 2023.

Sales

The Company sold the following properties during the six months ended June 30, 2024 ($ in thousands):

Sales Date	Type	Primary Location(s)		Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
May 2024	Office	Peoria, IL		$1,227	$2,320	$(1,093)	1
June 2024	Multifamily	Los Angeles, CA		14,834	13,911	923	3
June 2024	Retail	Waldorf, MD		23,734	11,424	12,310	1
June 2024	Multifamily	Longview, TX	(1)	6,080	6,080	403	2
Totals				$45,875	$33,735	$12,543

(1)The Company recognized a $0.4 million gain on foreclosure which is recognized in gain (loss) on real estate, net on the consolidated statements of income.

There were no property sales during the six months ended June 30, 2023.

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2024 and December 31, 2023 are as follows ($ in thousands):

June 30, 2024

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at June 30, 2024(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$500,000	$232,114		$267,886	7.07%	—	7.47%	9/27/2025	(2)	(3)	$341,094	$341,094
Committed Loan Repurchase Facility	300,000	80,743		219,257	7.42%	—	8.32%	12/19/2024	(4)	(5)	111,680	111,680
Committed Loan Repurchase Facility	56,000	16,300		39,700	7.57%	—	7.57%	4/30/2026	(6)	(3)	—	—	(7)
Committed Loan Repurchase Facility	200,000	22,707		177,293	7.82%	—	8.27%	10/3/2025	(8)	(3)	31,232	31,367
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2025	(9)	(5)	—	—
Total Committed Loan Repurchase Facilities	1,156,000	351,864		804,136							484,006	484,141
Uncommitted Securities Repurchase Facility	N/A (10)	1,678		N/A (10)	6.53%	—	7.48%	7/15/2024	N/A	(11)	9,483	9,483	(12)
Total Repurchase Facilities	1,156,000	353,542		804,136							493,489	493,624
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	1/25/2025	(13)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	506,656	509,421		—	4.39%	—	9.03%	2024-2034 (15)	N/A	(16)	500,141	683,584	(17)
CLO Debt	952,220	951,716	(18)	—	6.64%	—	9.09%	2024-2026 (19)	N/A	(3)	1,183,650	1,183,650
Senior Unsecured Notes	1,573,614	1,563,420	(20)	—	4.25%	—	5.25%	2025-2029	N/A	N/A (21)	N/A (21)	N/A (21)
Total Debt Obligations, Net	$4,512,340	$3,378,099		$1,127,986							$2,177,280	$2,360,858

(1)Interest rates on floating rate debt reflect the applicable index in effect as of June 30, 2024.
(2)Two 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.
(3)First mortgage commercial real estate loans and senior and pari passu interests therein. Eligible collateral does not include the real estate collateralizing such loans.
(4)One additional 364-day period at Company’s option.
(5)First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. Eligible collateral does not include the real estate collateralizing such loans.
(6)Three additional 12-month extension periods at Company’s option.
(7)The Company has pledged mortgage loans receivable with a value of $20.4 million that eliminates in consolidation and is thus not included in the carrying amount of collateral or fair value of collateral.
(8)Two additional 12-month extension periods at Company’s option. No new advances permitted past 30 days prior to initial maturity.
(9)One additional 12-month extension period at Company's option. No new advances permitted during the final 12-month period.
(10)Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.
(11)Commercial real estate securities. Eligible collateral does not include the first mortgage commercial real estate loans collateralizing such securities.
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
(18)Presented net of unamortized debt issuance costs of $0.5 million at June 30, 2024.
(19)Represents the estimated maturity date based on the underlying loan maturities.
(20)Presented net of unamortized debt issuance costs of $10.2 million at June 30, 2024.
(21)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

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
(3)First mortgage commercial real estate loans and senior and pari passu interests therein. Eligible collateral does not include the real estate collateralizing such loans.
(4)One additional 364-day period at Company’s option.
(5)First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. Eligible collateral does not include the real estate collateralizing such loans.
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
(10)Commercial real estate securities. Eligible collateral does not include the first mortgage commercial real estate loans collateralizing such securities.
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
Committed Loan and Securities Repurchase Facilities
The Company has entered into five committed master repurchase agreements, as outlined in the June 30, 2024 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also had a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million that was undrawn and matured during the three months ended June 30, 2024. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the Company had total debt obligations of $353.5 million outstanding pursuant to repurchase agreements with four counterparties. None of the loan repurchase facilities are due within 90 days of June 30, 2024. As of June 30, 2024, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $152.8 million, or 10% of the Company’s total equity. As of June 30, 2024, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under the Company’s repurchase agreements was 28%. There have been no significant fluctuations in haircuts across asset classes on the repurchase facilities.

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of June 30, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, and continues to maintain the ability to draw $323.9 million.

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

Debt Issuance Costs

As of June 30, 2024 and December 31, 2023, the amounts of unamortized costs relating to the Company’s master repurchase facilities and Revolving Credit Facility were $3.3 million and $4.0 million, respectively, are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities. The uncommitted securities repurchase facility is due within 30 days of June 30, 2024.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $509.4 million and $437.8 million, net of unamortized premiums of $4.1 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.3 million of premium amortization, which decreased interest expense for the three and six months ended June 30, 2024 and 2023, respectively. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 9.03%, and, as of June 30, 2024, have anticipated maturity dates between 2024 and 2034, with an average term of 3.8 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $500.1 million and $474.7 million as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024, the Company executed ten new term debt agreements to finance properties in its real estate portfolio with an aggregate outstanding debt balance of $68.9 million. During the six months ended June 30, 2023 the Company did not execute any new term debt agreements.

Collateralized Loan Obligations (“CLO”) Debt

As of June 30, 2024, the Company had $951.7 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $0.5 million.

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

Borrowings from the Federal Home Loan Bank (“FHLB”)

As of June 30, 2024, the Company had no debt outstanding with the FHLB.

Tuebor Captive Insurance Company LLC (“Tuebor”), was licensed in Michigan and approved to operate as a captive insurance company as well as being approved to become a member of the FHLB. Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that the Company would obtain such approval if sought. Largely as a result of this restriction, approximately $859.7 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2024. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes

As of June 30, 2024, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $633.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes”). Subsequent to quarter end, the Company issued $500 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”).

During the six months ended June 30, 2024, the Company repurchased $2.0 million of the 2029 Notes and recognized a net gain of $0.2 million on extinguishment of debt.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of June 30, 2024 and 2023.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in the indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval.

Financial Covenants

The Company’s debt facilities are subject to covenants that require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2024.

The Company was in compliance with all covenants as of June 30, 2024.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2024 (last six months)	$202,362
2025	571,010
2026	100,149
2027	787,099
2028	24,317
Thereafter	748,874
Subtotal	2,433,811
Debt issuance costs included in senior unsecured notes	(10,194)
Debt issuance costs included in mortgage loan financings	(1,330)
Premiums included in mortgage loan financings (2)	4,095
Total (3)	$2,426,382

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
(3)Total does not include $952.2 million of consolidated CLO debt obligations and the related debt issuance costs of $0.5 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2024 and December 31, 2023 ($ in thousands):

June 30, 2024

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000	$278	$—	0.13
Futures
10-year Treasury-Note Futures	17,100	479	—	0.25
Total futures	17,100	479	—
Total derivatives	$107,100	$757	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.

December 31, 2023

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$908	$—	0.62
Futures
5-year Treasury-Note Futures	18,800		98	—	0.25
10-year Treasury-Note Futures	86,100		447	—	0.25
Total futures	104,900		545	—
Options
Options	N/A	(2)	1	—	0.05
Total derivatives	$194,900		$1,454	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheets.
(2)The Company held 104 options contracts as of December 31, 2023.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(383)	$419	$36	$(630)	$837	$207
Futures	466	115	581	(65)	4,496	4,431
Options	—	—	—	—	(1)	(1)
Total	$83	$534	$617	$(695)	$5,332	$4,637

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$344	$347	$691	$10	$584	$594
Futures	64	3,444	3,508	(107)	1,583	1,476
Options	(25)	(25)	(50)	106	(269)	(163)
Total	$383	$3,766	$4,149	$9	$1,898	$1,907

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.4 million and $2.8 million of cash margin as collateral for derivatives as of June 30, 2024 and December 31, 2023, respectively, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2024 and December 31, 2023. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of June 30, 2024 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$757	$—	$757	$—	$(445)	$313
Total	$757	$—	$757	$—	$(445)	$313

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial liabilities and derivative liabilities as of June 30, 2024 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$353,541	$—	$353,541	$353,541	$—	$353,541
Total	$353,541	$—	$353,541	$353,541	$—	$353,541

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)
Total	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)

(1)Included in restricted cash on consolidated balance sheets.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$606,607	$—	$606,607	$606,607	$—	$606,607
Total	$606,607	$—	$606,607	$606,607	$—	$606,607

(1)Included in restricted cash on consolidated balance sheets.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2024 and December 31, 2023 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Mortgage loan receivables held for investment, net, at amortized cost	$1,183,650	$1,327,722
Accrued interest receivable	8,106	9,394
Other assets	40,888	4,469
Total assets	$1,232,644	$1,341,585
Debt obligations, net	$951,716	$1,060,719
Accrued expenses	2,999	3,555
Total liabilities	954,715	1,064,274
Net equity in VIEs (eliminated in consolidation)	277,929	277,311
Total equity	277,929	277,311
Total liabilities and equity	$1,232,644	$1,341,585

Refer to Note 6, Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY STRUCTURE AND ACCOUNTS

Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of June 30, 2024, the Company has a remaining amount available for repurchase of $74.8 million, which represents 5.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.29 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2024 and 2023 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
March 1, 2024 - March 31, 2024	60,000	(647)
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
Authorizations remaining as of June 30, 2024		$74,788

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024, the Board authorized repurchases up to $75.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1, 2023 - March 31, 2023	250,000	(2,285)
Authorizations remaining as of June 30, 2023		$44,452

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2024 and 2023:

Declaration Date	Dividend per Share
March 15, 2024	$0.23
June 14, 2024	0.23
Total	$0.46

March 15, 2023	$0.23
June 15, 2023	0.23
Total	$0.46

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Accumulated Other Comprehensive Income (Loss) beginning of period	$(13,853)	$(21,009)
Gain (loss) on available for sale securities, net of tax	3,101	4,485
Accumulated Other Comprehensive Income (Loss) end of period	$(10,752)	$(16,524)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of June 30, 2024, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $78.1 million, and a single-tenant office building in Oakland County, MI with a book value of $8.7 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the three and six months ended June 30, 2024 and June 30, 2023, there were no sales of assets with noncontrolling interests.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share amounts)	2024	2023	2024	2023
Basic and Diluted Net income (loss) available for Class A common shareholders	$32,349	$28,163	$48,956	$50,569
Weighted average shares outstanding:
Basic	125,730,765	124,731,195	125,523,265	124,612,821
Diluted	125,839,500	124,827,596	125,679,937	124,742,506

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2024 and 2023 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share amounts) (1)	2024	2023	2024	2023
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$32,349	$28,163	$48,956	$50,569
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,730,765	124,731,195	125,523,265	124,612,821
Basic net income (loss) per share of Class A common stock	$0.26	$0.23	$0.39	$0.41

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$32,349	$28,163	$48,956	$50,569
Diluted net income (loss) attributable to Class A common shareholders	32,349	28,163	48,956	50,569
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,730,765	124,731,195	125,523,265	124,612,821
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	108,735	96,401	156,672	129,685
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	125,839,500	124,827,596	125,679,937	124,742,506
Diluted net income (loss) per share of Class A common stock	$0.26	$0.23	$0.39	$0.41

(1)The Company applies the treasury stock method.
(2)There were 461,207 and 419,937 anti-dilutive shares for the three and six months ended June 30, 2024, respectively.
(3)There were 628,240 and 509,276 anti-dilutive shares for the three and six months ended June 30, 2023, respectively.

13. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$3,117	$3,046	$13,415	$12,170
Total Stock-Based Compensation Expense	$3,117	$3,046	$13,415	$12,170

A summary of the grants is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	$—	—	$—	1,855,541	$10.70	1,417,561	$11.58

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at June 30, 2024 and changes during 2024 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2023	2,197,963	$12.37	623,788
Granted	1,855,541	10.70	—
Vested	(1,893,138)	10.91	—
Forfeited	(9,960)	10.94	—
Nonvested/Outstanding at June 30, 2024	2,150,406	$12.22	623,788

Exercisable at June 30, 2024 (1)			623,788

(1)The weighted average exercise price of outstanding options is $14.84 at June 30, 2024.

At June 30, 2024, there was $15.8 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 32.1 months, with a weighted average remaining vesting period of 25.1 months.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2024 and December 31, 2023 are as follows ($ in thousands):

June 30, 2024

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$487,661		$486,829	$475,881	Internal model	6.91%	2.13
CMBS interest-only(1)	834,955	(2)	4,774	4,935	Internal model	7.16%	0.94
GNMA interest-only(3)	35,865	(2)	179	187	Internal model	9.44%	3.26
Agency securities(1)	17		16	16	Internal model	2.74%	0.82
Equity securities(3)	N/A		160	110	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	2,545,030		2,539,323	2,535,928	Discounted Cash Flow(5)	9.48%	0.60
Mortgage loan receivables held for sale	31,350		26,414	26,414	Internal model, third-party inputs(6)	4.57%	7.69
Nonhedge derivatives(1)(10)	107,100		757	757	Counterparty quotations	N/A	0.20

Liabilities:
Repurchase agreements - short-term	82,422		82,422	82,422	Cost plus Accrued Interest (7)	7.93%	0.46
Repurchase agreements - long-term	271,120		271,120	271,120	Discounted Cash Flow(8)	7.33%	1.28
Mortgage loan financing	506,656		509,421	495,370	Discounted Cash Flow	6.05%	3.19
CLO debt	952,220		951,716	951,716	Discounted Cash Flow(8)	7.09%	1.41
Senior unsecured notes	1,573,614		1,563,420	1,491,369	Internal model, third-party inputs	4.66%	3.27

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $54.1 million at June 30, 2024.
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
(7)For repurchase agreements - short term, the value approximates the cost plus accrued interest.
(8)For repurchase agreements - long term and CLO debt, the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.
(9)The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2024 and December 31, 2023 ($ in thousands):

June 30, 2024

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$478,449		$—	$466,961	$—	$466,961
CMBS interest-only(1)	826,697	(2)	—	4,676	—	4,676
GNMA interest-only(3)	35,865	(2)	—	187	—	187
Agency securities(1)	17		—	16	—	16
Equity securities	N/A		110	—	—	110
Nonhedge derivatives(4)	107,100		—	757	—	757
			$110	$472,597	$—	$472,707

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$2,545,030		$—	$—	$2,535,928	$2,535,928
Mortgage loan receivable held for sale(6)	31,350		—	—	26,414	26,414
CMBS(7)	9,212		—	8,920	—	8,920
CMBS interest-only(7)	8,258		—	259	—	259
			$—	$9,179	$2,562,342	$2,571,521
Liabilities:
Repurchase agreements - short-term	$82,422		$—	$82,422	$—	$82,422
Repurchase agreements - long-term	271,120		—	271,120	—	271,120
Mortgage loan financing	506,656		—	—	495,370	495,370
CLO debt	952,220		—	951,716	—	951,716
Senior unsecured notes	1,573,614		—	—	1,491,369	1,491,369
			$—	$1,305,258	$1,986,739	$3,291,997

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
(5)Balance does not include impact of allowance for current expected credit losses of $54.1 million at June 30, 2024.
(6)A lower of cost or market adjustment was recorded as of June 30, 2024.
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

The Company did not have any Level 3 financial instruments as of June 30, 2024 and December 31, 2023.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $0.2 million and $0.8 million for the three and six months ended June 30, 2024 and $(0.1) million and $0.8 million for the three and six months ended June 30, 2023.

As of June 30, 2024 and December 31, 2023, the Company’s net deferred tax assets (liabilities) were $(3.0) million and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(1.3) million and $0.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $0.1 million and $0.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2024, the Company had a deferred tax asset of $2.8 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused by December 31, 2024. As the realization of these assets are not more likely than not to be realized before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of June 30, 2024, the Company had $1.8 million of deferred tax assets related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2024, the tax years 2020-2023 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an IRS audit for tax year 2020 and also under audit in New York City for tax years 2014-2020. The Company does not expect these audits to result in any material changes to the Company’s financial position or performance. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the six months ended June 30, 2023. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

As of June 30, 2024 and December 31, 2023, the Company did not have any unrecognized tax benefits. As of June 30, 2024, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

17. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2024, the Company had a $15.7 million lease liability and a $14.2 million right-of-use asset on its consolidated balance sheet recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company’s operating lease of office space. Right-of-use lease assets initially equal the lease liability. The Company recognized $0.5 million and $1.1 million for the three and six months ended June 30, 2024 and June 30, 2023, respectively, in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2024 are as follows ($ in thousands):

2024 (last six months)	$1,104
2025	2,207
2026	2,219
2027	2,232
2028	2,306
Thereafter	11,038
Total undiscounted cash flows	21,106
Present value discount (1)	(5,381)
Lease liabilities (2)	$15,725

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral, which was estimated to be 6.62%. The remaining lease term is 9.1 years.
(2)The Company has a five-year extension option, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of June 30, 2024, the Company’s off-balance sheet arrangements consisted of $94.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 62% of these unfunded commitments would only be funded upon the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2023, the Company’s off-balance sheet arrangements consisted of $204.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of December 31, 2023, the Company had $44.8 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement. The payable within other liabilities was paid during the six months ended June 30, 2024.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended June 30, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$63,811	$8,051	$73	$16,581	$88,516
Interest expense	(25,992)	(28)	(8,271)	(19,908)	(54,199)
Net interest income (expense)	37,819	8,023	(8,198)	(3,327)	34,317
(Provision for) release of loan loss reserves	(5,055)	—	—	—	(5,055)
Net interest income (expense) after provision for (release of) loan reserves	32,764	8,023	(8,198)	(3,327)	29,262
Other income (loss)
Real estate operating income	—	—	26,133	—	26,133
Net result from mortgage loan receivables held for sale (3)	1,223	—	—	(1,764)	(541)
Gain (loss) on real estate, net	—	—	12,543	—	12,543
Fee and other income	2,191	8	1,325	114	3,638
Net result from derivative transactions	(206)	9	36	778	617
Earnings (loss) from investment in unconsolidated ventures	—	—	18	—	18
Gain (loss) on extinguishment of debt	—	—	—	—	—
Total other income (loss)	3,208	17	40,055	(872)	42,408
Costs and expenses
Compensation and employee benefits	—	—	—	(13,721)	(13,721)
Operating expenses	—	—		(5,178)	(5,178)
Real estate operating expenses	—	—	(11,034)	—	(11,034)
Investment related expenses	(1,631)	(46)	(259)	(352)	(2,288)
Depreciation and amortization	—	—	(8,304)	(109)	(8,413)
Total costs and expenses	(1,631)	(46)	(19,597)	(19,360)	(40,634)
Income tax (expense) benefit	—	—	—	1,089	1,089
Segment profit (loss)	$34,341	$7,994	$12,260	$(22,470)	$32,125

Total assets as of June 30, 2024	$2,511,630	$481,109	$738,543	$1,316,905	$5,048,187

Three months ended June 30, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$88,134	$7,825	$2	$5,868	$101,829
Interest expense	(30,907)	(464)	(7,723)	(22,248)	(61,342)
Net interest income (expense)	57,227	7,361	(7,721)	(16,380)	40,487
(Provision for) release of loan loss reserves	(6,881)	—	—	—	(6,881)
Net interest income (expense) after provision for (release of) loan reserves	50,346	7,361	(7,721)	(16,380)	33,606
Other income (loss)
Real estate operating income	—	—	25,887	—	25,887
Net result from mortgage loan receivables held for sale	(296)	—	—	—	(296)
Fee and other income	3,163	(83)	—	160	3,240
Net result from derivative transactions	2,784	674	691	—	4,149
Earnings (loss) from investment in unconsolidated ventures	—	—	217	—	217
Gain (loss) on extinguishment of debt	—	—	—	462	462
Total other income (loss)	5,651	591	26,795	622	33,659
Costs and expenses
Compensation and employee benefits	—	—	—	(14,242)	(14,242)
Operating expenses	—	—	—	(4,987)	(4,987)
Real estate operating expenses	—	—	(9,766)	—	(9,766)
Investment related expenses	(1,787)	(48)	(481)	(345)	(2,661)
Depreciation and amortization	—	—	(7,363)	(108)	(7,471)
Total costs and expenses	(1,787)	(48)	(17,610)	(19,682)	(39,127)
Income tax (expense) benefit	—	—	—	(46)	(46)
Segment profit (loss)	$54,210	$7,904	$1,464	$(35,486)	$28,092

Total assets as of December 31, 2023	$3,138,794	$485,533	$733,319	$1,155,031	$5,512,677

Six months ended June 30, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$137,434	$15,943	$182	$30,869	$184,428
Interest expense	(55,442)	(56)	(16,621)	(40,852)	(112,971)
Net interest income (expense)	81,992	15,887	(16,439)	(9,983)	71,457
(Provision for) release of loan loss reserves	(10,823)	—	—	—	(10,823)
Net interest income (expense) after provision for (release of) loan reserves	71,169	15,887	(16,439)	(9,983)	60,634
Other income (loss)
Real estate operating income	—	—	50,019	—	50,019
Net result from mortgage loan receivables held for sale (3)	2,166	—	—	(2,620)	(454)
Gain (loss) on real estate, net	—	—	12,543	—	12,543
Fee and other income	5,697	83	1,327	231	7,338
Net result from derivative transactions	434	80	207	3,916	4,637
Earnings (loss) from investment in unconsolidated ventures	—	—	3	—	3
Gain (loss) on extinguishment of debt	—	—	—	177	177
Total other income (loss)	8,297	163	64,099	1,704	74,263
Costs and expenses
Compensation and employee benefits	—	—	—	(34,510)	(34,510)
Operating expenses	—	—		(9,822)	(9,822)
Real estate operating expenses	—	—	(20,180)	—	(20,180)
Investment related expenses	(3,220)	(93)	(352)	(616)	(4,281)
Depreciation and amortization	—	—	(16,496)	(219)	(16,715)
Total costs and expenses	(3,220)	(93)	(37,028)	(45,167)	(85,508)
Income tax (expense) benefit	—	—	—	(836)	(836)
Segment profit (loss)	$76,246	$15,957	$10,632	$(54,282)	$48,553

Total assets as of June 30, 2024	$2,511,630	$481,109	$738,543	$1,316,905	$5,048,187

Six months ended June 30, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$179,008	$16,154	$4	$10,459	$205,625
Interest expense	(59,635)	(3,097)	(14,376)	(44,984)	(122,092)
Net interest income (expense)	119,373	13,057	(14,372)	(34,525)	83,533
(Provision for) release of loan loss reserves	(11,617)	—	—	—	(11,617)
Net interest income (expense) after provision for (release of) loan reserves	107,756	13,057	(14,372)	(34,525)	71,916
Other income (loss)
Real estate operating income	—	—	49,086	—	49,086
Net result from mortgage loan receivables held for sale	(490)	—	—	—	(490)
Fee and other income	4,841	(269)	2	307	4,881
Net result from derivative transactions	941	372	594	—	1,907
Earnings (loss) from investment in unconsolidated ventures	—	—	434	—	434
Gain (loss) on extinguishment of debt	—	—	—	9,679	9,679
Total other income (loss)	5,292	103	50,116	9,986	65,497
Costs and expenses
Compensation and employee benefits	—	—	—	(36,326)	(36,326)
Operating expenses	—	—	—	(10,243)	(10,243)
Real estate operating expenses	—	—	(19,615)	—	(19,615)
Investment related expenses	(2,755)	(96)	(575)	(755)	(4,181)
Depreciation and amortization	—	—	(14,788)	(212)	(15,000)
Total costs and expenses	(2,755)	(96)	(34,978)	(47,536)	(85,365)
Income tax (expense) benefit	—	—	—	(1,767)	(1,767)
Segment profit (loss)	$110,293	$13,064	$766	$(73,842)	$50,281

Total assets as of December 31, 2023	$3,138,794	$485,533	$733,319	$1,155,031	$5,512,677

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $20.0 million and $6.9 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in FHLB stock of $5.2 million as of December 31, 2023, and the Company’s senior unsecured notes of $1.6 billion at June 30, 2024 and December 31, 2023.
(3)Includes $1.8 million and $2.6 million of realized gains from sales of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment that eliminate in consolidation for the three and six months ended June 30, 2024, respectively.

19. SUBSEQUENT EVENTS

Subsequent to quarter end, the Company issued $500 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”). The 2031 Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2031 Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in the indenture governing the 2031 Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the 2031 Notes from time to time without further approval.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.8 billion of commercial real estate loans from our inception in October 2008 through June 30, 2024. During this timeframe, we also acquired $13.3 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.1 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2024, we originated $16.9 billion of conduit loans, of which $16.9 billion were sold into 73 CMBS securitizations, making us, by volume, we have been one of the largest non-bank contributors of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

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

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2024, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder.

We continue to actively manage the liquidity and operations of the Company in light of market conditions, including the current interest rate environment, and potential recessionary conditions. The Company has disclosed the impact of current market conditions on our business throughout this Quarterly Report.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of June 30, 2024 ($ in thousands):

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of June 30, 2024, we held a portfolio of 79 balance sheet first mortgage loans with an aggregate book value of $2.5 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 64.4% at June 30, 2024.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of

June 30, 2024, we held a portfolio of 6 mezzanine loans with an aggregate book value of $16.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 74.4% at June 30, 2024.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $26.4 million at June 30, 2024.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of June 30, 2024, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 59.4% at June 30, 2024.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of June 30, 2024, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of June 30, 2024, we owned 155 single tenant net leased properties with an undepreciated book value of $635.1 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2024, our net leased properties comprised a total of 3.7 million square feet, 100% leased with an average age since construction of 19.5 years and a weighted average remaining lease term of 8.3 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended June 30, 2024, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of June 30, 2024, we owned 56 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $311.5 million. During the three months ended June 30, 2024, we collected 98% of rent on these properties.

The following charts summarize the composition of our real estate investments as of June 30, 2024 ($ in millions):

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

As of June 30, 2024, the estimated fair value of our portfolio of CMBS investments totaled $480.8 million in 77 CUSIPs ($6.2 million average investment per CUSIP). Included in the $480.8 million of CMBS securities are $9.2 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of June 30, 2024:

In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2024, our CMBS investments had a weighted average duration of 2.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2024, by property count and market value, respectively, 62.2% and 59.7% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.6% and 17.9%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.0% by property count and 0.1% to 5.8% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of June 30, 2024, the carrying value of our unconsolidated ventures was $20.0 million.

United States Treasury Securities. We invest in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheet. As of June 30, 2024, we held $1.2 billion of U.S. Treasury securities classified as cash and cash equivalents on our consolidated balance sheet.

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

Unsecured Corporate Bonds

As of June 30, 2024, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Subsequent to quarter end, the Company issued $500 million in aggregate principal amount of 7.00% senior notes due 2031.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $3.1 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of June 30, 2024.

CLO Debt

As of June 30, 2024, the Company had $1.0 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

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

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of June 30, 2024, the Company had $351.9 million of borrowings outstanding, with an additional $804.1 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2024, the Company executed ten new term debt agreements to finance properties in its real estate portfolio with an aggregate balance outstanding debt balance of $68.9 million. Our mortgage loan financings have primarily fixed rates ranging from 4.39% to 9.03%, mature between 2024 and 2034 and total $509.4 million as of June 30, 2024. These long-term non-recourse mortgages include net unamortized premiums of $4.1 million at June 30, 2024, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2024. The loans are collateralized by real estate and related lease intangibles, net, of $500.1 million as of June 30, 2024.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of June 30, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

We are in compliance with all covenants as described in this Quarterly Report as of June 30, 2024.

Results of Operations

A discussion regarding our results of operations for the three months ended June 30, 2024 compared to the three months ended March 31, 2024 is presented below.

Three months ended June 30, 2024 compared to the three months ended March 31, 2024

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	June 30, 2024	March 31, 2024	Difference
Net interest income
Interest income	$88,516	$95,912	$(7,396)
Interest expense	54,199	58,771	(4,572)
Net interest income (expense)	34,317	37,141	(2,824)
Provision for (release of) loan loss reserves, net	5,055	5,768	(713)
Net interest income (expense) after provision for (release of) loan loss reserves	29,262	31,373	(2,111)
Other income (loss)
Real estate operating income	26,133	23,887	2,246
Net result from mortgage loan receivables held for sale	(541)	87	(628)
Gain (loss) on real estate, net	12,543	—	12,543
Fee and other income	3,638	3,700	(62)
Net result from derivative transactions	617	4,019	(3,402)
Earnings (loss) from investment in unconsolidated ventures	18	(15)	33
Gain on extinguishment of debt	—	177	(177)
Total other income (loss)	42,408	31,855	10,553
Costs and expenses
Compensation and employee benefits	13,721	20,789	(7,068)
Operating expenses	5,178	4,643	535
Real estate operating expenses	11,034	9,146	1,888
Investment related expenses	2,288	1,993	295
Depreciation and amortization	8,413	8,302	111
Total costs and expenses	40,634	44,873	(4,239)
Income (loss) before taxes	31,036	18,355	12,681
Income tax expense (benefit)	(1,089)	1,925	(3,014)
Net income (loss)	$32,125	$16,430	$15,695

Investment Overview

Activity for the three months ended June 30, 2024 included fundings of $20.9 million and paydowns of $255.2 million contributing to a $258.6 million decrease of commercial mortgage loans. Activity for the three months ended June 30, 2024 included securities purchases of $81.7 million, sales of $5.8 million and $60.0 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $14.3 million. We acquired $27.2 million in real estate via foreclosure. In addition, we purchased $1.8 billion of short-term U.S. Treasury securities and received $1.8 billion from redemptions of short-term U.S. Treasury securities during the three months ended June 30, 2024.

Activity for the three months ended March 31, 2024 included net paydowns $357.1 million of commercial mortgage loans. Activity for the three months ended March 31, 2024 included securities purchases of $70.6 million, sales of $4.8 million and $88.4 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $19.0 million. We acquired $14.1 million in real estate via foreclosure. In addition, we purchased $2.0 billion of short-term U.S. Treasury securities and received $1.9 billion from redemptions of short-term U.S. Treasury securities during the three months ended March 31, 2024.

Net Interest Income

The $7.4 million decrease in interest income was primarily attributable to a reduction in our outstanding loan balances as a result of net paydowns. For the three months ended June 30, 2024, the amortized cost of loan investments averaged $2.6 billion and the amortized cost of securities investments averaged $452.3 million. For the three months ended March 31, 2024, the amortized cost of loan investments averaged $3.0 billion and the amortized cost of securities investments averaged $458.7 million. There was a $430.5 million decrease in average loan investments and a $6.4 million decrease in average securities investments.

The $4.6 million decrease in interest expense is primarily a result of a reduction in our loan repurchase facilities and repurchases of our Notes.

The decrease in net interest income before provision for loan losses of $2.8 million as explained above is primarily driven by a reduction in interest income as a result of net payoffs.

As of June 30, 2024 and March 31, 2024, the weighted average yield on our mortgage loan receivables was 9.4%. As of June 30, 2024 and March 31, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.2%. As of June 30, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 51.9% of the carrying value of our mortgage loan receivables, compared to 55.3% as of March 31, 2024.

As of June 30, 2024 and March 31, 2024, the weighted average yield on our securities was 6.9% and 6.8%, respectively. As of June 30, 2024 and March 31, 2024, the weighted average interest rate on borrowings against our securities was 6.7% and 5.75%, respectively. As of June 30, 2024, we had outstanding borrowings secured by our securities equal to 0.3% of the carrying value of our securities, compared to 19.6% as of March 31, 2024.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2024 and March 31, 2024, the weighted average interest rate on mortgage borrowings against our real estate was 6.0%. As of June 30, 2024, we had outstanding borrowings secured by our real estate equal to 70.9% of the carrying value of our real estate, compared to 65.3% as of March 31, 2024.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended June 30, 2024 of $5.1 million was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments.

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

Real Estate Operating Income

The increase of $2.2 million in real estate operating income was primarily the result of increases in tenant related income and the timing of the acquisition of properties via foreclosure during the three months ended June 30, 2024 and March 31, 2024.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended June 30, 2024, we recorded a lower of cost or market adjustment of $(0.5) million on our conduit loan. During the three months ended March 31, 2024, recorded a lower of cost or market adjustment reversal of $0.1 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The increase of $12.5 million of gain on real estate, net during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 was primarily the result of sales of two multifamily portfolios, one retail portfolio and one office property during the the three months ended June 30, 2024 compared to no sales during the three months ended March 31, 2024.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $0.1 million decrease in fee and other income was primarily due to the timing of loan payoffs for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024.

Net Result from Derivative Transactions

Net result from derivative transactions of $0.6 million was comprised of a realized gain of $0.5 million and an unrealized gain of $0.1 million for the three months ended June 30, 2024. Net result from derivative transactions of $4.0 million was comprised of a realized gain of $4.8 million and an unrealized loss of $0.8 million for the three months ended March 31, 2024. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain during three months ended June 30, 2024 was primarily related to movement in interest rates during the three months ended June 30, 2024. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Gain (Loss) on Extinguishment of Debt

During the three months ended June 30, 2024, there was no gain or loss on extinguishment of debt.

During the three months ended March 31, 2024, there was $0.2 million of gain on extinguishment of debt as the Company retired $2.0 million of principal of the 2029 Notes for a repurchase price of $1.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $21 thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $7.1 million in compensation expense was primarily attributable to the granting of fully vested annual stock-based compensation during the three months ended March 31, 2024, whereas there was no equity based compensation granted during the three months ended June 30, 2024.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase of $0.5 million during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 was primarily related to an increase in professional fees.

Real Estate Operating Expenses

The increase of $1.9 million in real estate operating expenses during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 was primarily the result of the timing of the acquisition of three properties via foreclosure during the three months ended June 30, 2024 and March 31, 2024.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans, and other deal related expenses. The increase of $0.3 million during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 was primarily attributable to an increase in deal related expenses.

Depreciation and Amortization

The $0.1 million increase during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 in depreciation and amortization is primarily attributable to the timing of the acquisition of properties via foreclosure during the three months ended June 30, 2024 and March 31, 2024.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in expense during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is presented below.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six Months Ended June 30,
	2024	2023	Difference
Net interest income
Interest income	$184,428	$205,625	$(21,197)
Interest expense	112,971	122,092	(9,121)
Net interest income (expense)	71,457	83,533	(12,076)
Provision for (release of) loan loss reserves, net	10,823	11,617	(794)
Net interest income (expense) after provision for (release of) loan loss reserves	60,634	71,916	(11,282)
Other income (loss)
Real estate operating income	50,019	49,086	933
Net result from mortgage loan receivables held for sale	(454)	(490)	36
Gain (loss) on real estate, net	12,543	—	12,543
Fee and other income	7,338	4,881	2,457
Net result from derivative transactions	4,637	1,907	2,730
Earnings (loss) from investment in unconsolidated ventures	3	434	(431)
Gain on extinguishment of debt	177	9,679	(9,502)
Total other income (loss)	74,263	65,497	8,766
Costs and expenses
Compensation and employee benefits	34,510	36,326	(1,816)
Operating expenses	9,822	10,243	(421)
Real estate operating expenses	20,180	19,615	565
Investment related expenses	4,281	4,181	100
Depreciation and amortization	16,715	15,000	1,715
Total costs and expenses	85,508	85,365	143
Income (loss) before taxes	49,389	52,048	(2,659)
Income tax expense (benefit)	836	1,767	(931)
Net income (loss)	$48,553	$50,281	$(1,728)

Investment Overview

Activity for the six months ended June 30, 2024 included fundings of $69.6 million and paydowns of $650.6 million contributing to a $615.8 million decrease of commercial mortgage loans. Activity for the six months ended June 30, 2024 included securities purchases of $152.3 million, sales of $10.6 million and $148.3 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $4.6 million. We acquired $40.9 million in real estate via foreclosure. In addition, we purchased $3.8 billion of short-term U.S. Treasury securities during the six months ended June 30, 2024, of which $3.7 billion matured during the six months ended June 30, 2024.

Activity for the six months ended June 30, 2023 included originating and funding $44.2 million in principal value of commercial mortgage loans, which was offset by $440.5 million of principal repayments. Activity for the six months ended June 30, 2023 included securities purchases of $17.9 million, sales of $14.2 million and $135.7 million of amortization and paydowns, which partially contributed to a net decrease in our securities portfolio of $129.3 million during the six months ended June 30, 2023. In addition, we purchased $2.1 billion of short-term U.S. Treasury securities during the six months ended June 30, 2023, of which $1.5 billion matured during the six months ended June 30, 2023.

Net Interest Income

The $21.2 million decrease in interest income was primarily attributable net payoffs within our loan portfolio partially offset by an increase in income from our cash and cash equivalent U.S. Treasuries. There was a $(0.9) billion decrease in average loan investments from $3.8 billion for the six months ended June 30, 2023 to $2.9 billion for the six months ended June 30, 2024. There was a $(62.4) million decrease in average securities investments from $518.2 million for the six months ended June 30, 2023 to $455.8 million for the six months ended June 30, 2024.

The $9.1 million decrease in interest expense is primarily related to lower outstanding balances on our securities and loan repurchase facilities and the payoff of our FHLB borrowings as well as a reduction in expense as a result of redemptions of our Notes.

As of June 30, 2024, the weighted average yield on our mortgage loan receivables was 9.4%, compared to 9.5% as of June 30, 2023. The weighted average yield increased as a result of securities purchase activity with higher rates. As of June 30, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.2%, compared to 7.2% as of June 30, 2023. The decrease in the rate on borrowings against our mortgage loan receivables from June 30, 2023 to June 30, 2024 was primarily due to the increase in prevailing interest rates. As of June 30, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 51.9% of the carrying value of our mortgage loan receivables, compared to 49.3% as of June 30, 2023.

As of June 30, 2024, the weighted average yield on our securities was 6.9%, compared to 6.2% as of June 30, 2023. The weighted average yield increased as a result of increases in the prevailing interest rates. As of June 30, 2024, the weighted average interest rate on borrowings against our securities was 6.7%, compared to 5.4% as of June 30, 2023. The increase in the rate on borrowings against our securities from June 30, 2023 to June 30, 2024 was primarily due to higher prevailing market borrowing rates as of June 30, 2024 compared to June 30, 2023. As of June 30, 2024, we had outstanding borrowings secured by our securities equal to 0.3% of the carrying value of our real estate securities, compared to 39.5% as of June 30, 2023.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2024, the weighted average interest rate on mortgage borrowings against our real estate assets was 6.0%, compared to 5.7% as of June 30, 2023. As of June 30, 2024, we had outstanding borrowings secured by our real estate equal to 70.9% of the carrying value of our real estate, compared to 68.3% as of June 30, 2023.

Provision for (release of) Loan Loss Reserves

The provision for the six months ended June 30, 2024 of $10.8 million represents an increase in the general reserve of loans held for investment. The increase in the provision associated with the general reserve during the six months ended June 30, 2024 was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loans as a result of repayments.

The provision for the six months ended June 30, 2023 was $11.6 million. The increase in provision associated with the general reserve during the six months ended June 30, 2023 is primarily due to adverse changes in macroeconomic conditions affecting commercial real estate.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $0.9 million in real estate operating income was primarily attributable to operating income earned on seven properties acquired via foreclosure between June 30, 2023 and June 30, 2024 for which there was no operating income during the six months ended June 30, 2023, offset by the sale of one property.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the six months ended June 30, 2024, we recorded $(0.5) million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loan. During the six months ended June 30, 2023, we did not sell any conduit loans and recorded $0.5 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The increase of $12.5 million of gain on real estate, net during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily the result of the sales of two multifamily portfolios, one retail portfolio and one office property during the the six months ended June 30, 2024 compared to no sales during the six months ended June 30, 2023.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $2.5 million increase in fee and other income was primarily due to the timing of loan payoffs for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Net Result from Derivative Transactions

Net result from derivative transactions of $4.6 million was comprised of a realized gain of $5.3 million and an unrealized loss of $0.7 million for the six months ended June 30, 2024. Net result from derivative transactions of $1.9 million was comprised of a realized gain of $1.9 million for the six months ended June 30, 2023. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2024 was primarily related to increases in interest rates during the six months ended June 30, 2024. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Gain on Extinguishment of Debt

Gain on extinguishment of debt totaled $0.2 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company retired: $2.0 million of principal of the 2029 Notes for a repurchase price of $1.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $21 thousand of unamortized debt issuance costs associated with the retired debt.

Gain on extinguishment of debt totaled $9.7 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt; (2) $38.4 million of principal of the 2027 Notes for a repurchase price of $31.4 million, recognizing a $6.7 million net gain on extinguishment of debt after recognizing $(303) thousand of unamortized debt issuance costs associated with the retired debt; and (3) $7.3 million of principal of the 2029 Notes for a repurchase price of $5.5 million, recognizing a $1.6 million net gain on extinguishment of debt after recognizing $(89) thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $1.8 million in compensation expense is primarily due to a decrease in bonus compensation expense for the six months ended June 30, 2024 as compared six months ended June 30, 2023.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the six months ended June 30, 2024 as compared to June 30, 2023 of $0.4 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The increase of $0.6 million from six months ended June 30, 2024 to June 30, 2023 was primarily due to operating expenses from seven properties that were acquired via foreclosure between June 30, 2023 and June 30, 2024, for which there was no operating expense during the six months ended June 30, 2023.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The increase during the six months ended June 30, 2024 as compared to June 30, 2023 of $0.1 million was primarily attributable to an increase in loan related expenses.

Depreciation and Amortization

The $1.7 million increase during the six months ended June 30, 2024 as compared to June 30, 2023 in depreciation and amortization is primarily attributable to the timing of acquisitions of property via foreclosure that occurred after June 30, 2023.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in expense of $0.9 million during the six months ended June 30, 2024 as compared to June 30, 2023 is primarily a result of changes in income generated by our TRSs.
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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds; (2) CLO issuances; (3) committed secured funding provided by banks and other lenders; (4) long term non-recourse mortgage financing; (5) uncommitted secured funding sources, including asset repurchase agreements with a number of banks; and (6) unsecured Revolving Credit Facility.

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

Cash, Cash Equivalents and Restricted Cash

We held cash and cash equivalents of $1.2 billion and restricted cash of $11.9 million as of June 30, 2024. We held cash and cash equivalents of $1.0 billion and restricted cash of $15.4 million as of December 31, 2023.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$25,031	$44,089
Net cash provided by (used in) investing activities	586,720	523,267
Net cash provided by (used in) financing activities	(480,213)	(353,024)
Net increase (decrease) in cash, cash equivalents and restricted cash	$131,538	$214,332

Six months ended June 30, 2024

We experienced a net increase in cash, cash equivalents and restricted cash of $131.5 million for the six months ended June 30, 2024, reflecting cash provided by operating activities of $25.0 million, cash provided by investing activities of $586.7 million and cash used in financing activities of $(480.2) million.

Net cash provided by operating activities of $25.0 million was primarily driven by net interest income and net increases in operating income on our real estate portfolio.

Net cash provided by investing activities of $586.7 million was driven by $611.3 million of repayment from mortgage loan receivables, $147.9 million in repayments on securities, and $10.6 million of proceeds from sale of securities, partially offset by $(152.3) million in purchases of securities and $(69.6) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(480.2) million was primarily as a result of net repayments of borrowings of $(408.6) million, $(59.9) million of dividend payments, $(8.9) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(0.9) million purchase of treasury stock, and $(1.8) million in deferred financing cost.

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
Unencumbered Assets

As of June 30, 2024, we held unencumbered cash of $1.2 billion, unencumbered loans of $0.9 billion, unencumbered securities of $471.6 million, unencumbered real estate of $174.5 million and $358.4 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2023, we held unencumbered cash and cash equivalents of $1.0 billion, unencumbered loans of $1.1 billion, unencumbered securities of $342.8 million, unencumbered real estate of $160.8 million and $394.2 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2024 are set forth in the table below ($ in thousands):

June 30, 2024
Committed loan repurchase facilities	$351,864
Uncommitted securities repurchase facilities	1,678
Total repurchase facilities	353,542
Mortgage loan financing(1)	509,421
CLO debt(2)	951,716
Senior unsecured notes(3)	1,563,420
Total debt obligations, net	$3,378,099

(1)Presented net of unamortized debt issuance costs of $1.3 million and net of premiums of $4.1 million as of June 30, 2024.
(2)Presented net of unamortized debt issuance costs of $0.5 million as of June 30, 2024.
(3)Presented net of unamortized debt issuance costs of $10.2 million as of June 30, 2024.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of June 30, 2024 and December 31, 2023. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed Loan Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity as of June 30, 2024. As of June 30, 2024, the Company had $351.9 million of borrowings outstanding, with an additional $804.1 million of committed financing available. As of December 31, 2023, the Company had $605.0 million of borrowings outstanding, with an additional $637.0 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of June 30, 2024.

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

Revolving Credit Facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. On January 25, 2024, the Company amended its Revolving Credit Facility to extend the final maturity date to January 25, 2029. As of June 30, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $509.4 million and $437.8 million, net of unamortized premiums of $4.1 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million of premium amortization, which decreased interest expense for the six months ended June 30, 2024 and 2023. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 9.03%, and, as of June 30, 2024, have anticipated maturity dates between 2024 and 2034, with an average term of 3.8 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $500.1 million and $474.7 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company executed ten new term debt agreements to finance properties in its real estate portfolio with an aggregate outstanding debt balance of $68.9 million. During the three and six months ended June 30, 2023, the Company did not execute any term debt agreements.

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

As of June 30, 2024, the Company had $1.0 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.5 million were included in CLO debt as of June 30, 2024.

As of December 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.1 million were included in CLO debt as of December 31, 2023.

Borrowings from the Federal Home Loan Bank (“FHLB”)

As of June 30, 2024, the Company had no debt outstanding with the FHLB.

As of December 31, 2023, Tuebor had $115.0 million of borrowings outstanding, with terms of 0.3 years to 0.75 years (with a weighted average of 0.57 years), interest rates of 5.76% to 5.88% (with a weighted average of 5.82%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2023, collateral for the borrowings was comprised primarily of $140.3 million of CMBS.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $0.9 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2024. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.
Senior Unsecured Notes

As of June 30, 2024, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $633.9 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

As of December 31, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million of the 2025 Notes, $611.9 million of the 2027 Notes and $635.9 million of the 2029 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of June 30, 2024 and 2023. The Notes are presented net of unamortized debt issuance costs of $10.2 million and $11.8 million as of June 30, 2024 and December 31, 2023, respectively.

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

During the six months ended June 30, 2024, the Company repurchased $2.0 million of the 2029 Notes and recognized a net gain of $0.2 million on extinguishment of debt.

Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2024, the Company has a remaining amount available for repurchase of $74.8 million, which represents 5.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.29 per share on such date. Refer to Note 10, Equity Structure and Accounts, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2024 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
March 1, 2024 - March 31, 2024	60,000	(647)
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
Authorizations remaining as of June 30, 2024		$74,788

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024 the Board authorized repurchases up to $75.0 million in aggregate.

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

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $611.3 million for the six months ended June 30, 2024 and $433.7 million for the six months ended June 30, 2023. Repayment of real estate securities provided net cash of $147.9 million for the six months ended June 30, 2024, and $135.3 million for the six months ended June 30, 2023.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $69.4 million of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment, which were sold into securitizations that are treated as financings under GAAP, for the six months ended June 30, 2024. There were no proceeds from sales of mortgage loans for the six months ended June 30, 2023.

Proceeds from the Sale of Securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $10.6 million for the six months ended June 30, 2024, and $14.2 million for the six months ended June 30, 2023.

Proceeds from the Sale of Real Estate

There were $45.9 million of proceeds from sales of real estate for the six months ended June 30, 2024.There were no proceeds from sales of real estate for the six months ended June 30, 2023.

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

Contractual Obligations

Contractual obligations as of June 30, 2024 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$445,616	$275,309	$24,317	$114,955	$860,197
Senior unsecured notes	—	327,756	611,939	633,919	1,573,614
Interest payable(3)	102,669	155,394	76,407	25,270	359,740
Other funding obligations(4)	35,385	800		—	36,185
Operating lease obligations	1,104	4,426	4,537	11,039	21,106
Total	$584,774	$763,685	$717,200	$785,183	$2,850,842

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
(2)Total does not include $1.0 billion of consolidated CLO debt obligations and the related debt issuance costs of $0.5 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2024 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2024. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $58.1 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of June 30, 2024, our off-balance sheet arrangements consisted of $94.0 million of unfunded commitments of mortgage loan receivables held for investment. 62% of these unfunded commitments would only be funded upon the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2023, our off-balance sheet arrangements consisted of $204.0 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.
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

•Fair value of assets and liabilities

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The provision for loan losses for the three months ended June 30, 2024 and June 30, 2023 was $5.1 million and $6.9 million, respectively, and $10.8 million and $11.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

The allowance for loan losses at June 30, 2024 and December 31, 2023 was $54.7 million and $43.9 million, respectively. The allowance includes $0.6 million and $0.7 million of reserves for unfunded commitments at June 30, 2024 and December 31, 2023, respectively. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of June 30, 2024 and December 31, 2023, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There was one property classified as held for sale as of June 30, 2024. There were no properties classified as held for sale as of December 31, 2023. We did not record any impairments of real estate for the six months ended June 30, 2024 or June 30, 2023.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	June 30,	March 31,
	2024	2024
Income (loss) before taxes	$31,036	$18,355
Net (income) loss attributable to noncontrolling interests in consolidated ventures	224	179
Our share of real estate depreciation, amortization and gain adjustments (1)	(1,398)	7,668
Adjustments for derivative results and loan sale activity (2)	2,345	8
Unrealized (gain) loss on fair value securities	19	7
Adjustment for impairment (3)	5,055	5,768
Non-cash stock-based compensation	3,117	10,298
Distributable earnings	$40,398	$42,283

(1)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Three Months Ended
		June 30,	March 31,
		2024	2024
	Total GAAP depreciation and amortization	$8,413	$8,302
	Depreciation and amortization related to non-rental property fixed assets	(109)	(110)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(108)	(107)
	Our share of operating lease income from above/below market lease intangible amortization	(430)	(432)
	Our share of real estate depreciation and amortization	7,766	7,653
	Accumulated depreciation and amortization on real estate sold (a)	(9,146)	—
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	(18)	15
	Our share of real estate depreciation, amortization and gain adjustments	$(1,398)	$7,668

	(a) GAAP gains/losses on sales of real estate include the effects of previously-recognized real estate depreciation and amortization. For purposes of distributable earnings, our share of real estate depreciation and amortization is eliminated and, accordingly, the resultant gains/losses also must be adjusted. The following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in distributable earnings ($ in thousands):
		Three Months Ended
		June 30,	March 31,
		2024	2024
	GAAP realized gain/loss on sale of real estate, net	$12,543	$—
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(3,397)	—
	Accumulated depreciation and amortization on real estate sold	$9,146	$—

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):
		Three Months Ended
		June 30,	March 31,
		2024	2024
	GAAP net results from derivative transactions	$(617)	$(4,019)
	Realized results of loan sales, net (a) (b)	1,558	1,496
	Unrealized lower of cost or market adjustments related to loans held for sale	541	(87)
	Amortization of premium on mortgage loan financing included in interest expense (b)	(190)	(151)
	Recognized derivative results	1,053	2,769
	Adjustments for derivative results and loan sale activity	$2,345	$8

(a) Includes realized gains from sales of conduit mortgage loans collateralized by net lease properties in our real estate segment of $1.8 million and $0.9 million and net hedge related gain (loss) on such mortgage loan sales of $(0.2) million and $0.6 million, for the three months ended June 30, 2024 and March 31, 2024, respectively.

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2024 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on June 30, 2024, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(25,147)	$4,162
Increase by 1.00%	25,695	(4,162)

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 64.4% as of June 30, 2024 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of June 30, 2024.

Diversification Risk

The Company’s investments include mortgage loan receivables collateralized by commercial real estate, owned real estate and real estate backed securities. The Company’s real estate investments are primarily middle market focused, spread across geographically diverse regions within the United States, and granular in nature with an average loan balance of approximately $25 million to $30 million. The primary assets of the Company are therefore concentrated in the commercial real estate sector, and accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors. Furthermore, even within the commercial real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment. This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2024 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 30, 2024 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 24, 2024	—	—	—	43,609
April 24, 2024 - April 30, 2024	—	—	—	75,000
May 1, 2024 - May 31, 2024	2,100	10.75	2,100	74,977
June 1, 2024 - June 30, 2024	17,590	10.75	17,590	74,788

Total	19,690	$10.75	19,690	$74,788

(1)On July 27, 2022 the Board authorized repurchases up to $50.0 million in aggregate. On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1
Indenture, dated July 5, 2024, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2024).

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

LADDER CAPITAL CORP
(Registrant)

Date: July 26, 2024	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: July 26, 2024	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer