Form 10-Q
period 2024-09-30
Ladder Capital Corp
filed 2024-10-28
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2024
Class A common stock, $0.001 par value	127,637,981
Class B common stock, $0.001 par value	—

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2024

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
•the impact of the upcoming U.S. elections on the regulatory landscape and capital markets;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2024(1)	December 31, 2023(1)
	(Unaudited)
Assets
Cash and cash equivalents	$1,607,204	$1,015,678
Restricted cash	12,301	15,450
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,039,545	3,155,089
Allowance for credit losses	(52,276)	(43,165)
Mortgage loan receivables held for sale	27,506	26,868
Securities	852,783	485,533
Real estate and related lease intangibles, net	691,391	726,442
Real estate held for sale	18,078	—
Investments in and advances to unconsolidated ventures	19,991	6,877
Derivative instruments	818	1,454
Accrued interest receivable	16,704	24,233
Other assets	145,094	98,218
Total assets	$5,379,139	$5,512,677
Liabilities and Equity
Liabilities
Debt obligations, net	$3,585,332	$3,783,946
Dividends payable	31,673	32,294
Accrued expenses	67,065	65,144
Other liabilities	164,377	99,095
Total liabilities	3,848,447	3,980,479
Commitments and contingencies (refer to Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 129,883,019 and 128,027,478 shares issued and 127,765,243 and 126,911,689 shares outstanding as of September 30, 2024 and December 31, 2023, respectively.	128	127
Additional paid-in capital	1,773,452	1,756,750
Treasury stock, 2,117,776 and 1,115,789 shares, at cost	(23,053)	(12,001)
Retained earnings (dividends in excess of earnings)	(209,197)	(197,875)
Accumulated other comprehensive income (loss)	(8,711)	(13,853)
Total shareholders’ equity	1,532,619	1,533,148
Noncontrolling interests in consolidated ventures	(1,927)	(950)
Total equity	1,530,692	1,532,198
Total liabilities and equity	$5,379,139	$5,512,677

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income
Interest income	$96,092	$101,090	$280,520	$306,715
Interest expense	57,676	62,259	170,647	184,350
Net interest income (expense)	38,416	38,831	109,873	122,365
Provision for (release of) loan loss reserves, net	3,063	7,473	13,886	19,090
Net interest income (expense) after provision for (release of) loan loss reserves	35,353	31,358	95,987	103,275
Other income (loss)
Real estate operating income	25,294	24,761	75,314	73,847
Net result from mortgage loan receivables held for sale	1,092	(629)	638	(1,119)
Gain (loss) on real estate, net	315	8,808	12,858	8,808
Fee and other income	6,609	1,810	13,947	6,691
Net result from derivative transactions	(766)	4,773	3,871	6,680
Earnings (loss) from investment in unconsolidated ventures	(14)	479	(11)	913
Gain on extinguishment of debt	20	921	197	10,600
Total other income (loss)	32,550	40,923	106,814	106,420
Costs and expenses
Compensation and employee benefits	14,407	14,285	48,917	50,612
Operating expenses	4,508	4,775	14,331	15,018
Real estate operating expenses	10,751	9,456	30,930	29,071
Investment related expenses	1,628	2,279	5,909	6,460
Depreciation and amortization	8,146	7,144	24,861	22,144
Total costs and expenses	39,440	37,939	124,948	123,305
Income (loss) before taxes	28,463	34,342	77,853	86,390
Income tax expense (benefit)	901	3,147	1,737	4,913
Net income (loss)	27,562	31,195	76,116	81,477
Net (income) loss attributable to noncontrolling interests in consolidated ventures	351	124	753	412
Net income (loss) attributable to Class A common shareholders	$27,913	$31,319	$76,869	$81,889

Earnings per share:
Basic	$0.22	$0.25	$0.61	$0.66
Diluted	$0.22	$0.25	$0.61	$0.66

Weighted average shares outstanding:
Basic	125,705,754	124,730,343	125,586,075	124,652,426
Diluted	125,905,528	124,968,545	125,757,114	124,817,335

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$27,562	$31,195	$76,116	$81,477
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	2,041	1,355	5,165	5,537
Reclassification adjustment for (gain) loss included in net income (loss)	—	290	(23)	593
Total other comprehensive income (loss)	2,041	1,645	5,142	6,130
Comprehensive income (loss)	29,603	32,840	81,258	87,607
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	351	124	753	412
Comprehensive income (loss) attributable to Class A common shareholders	$29,954	$32,964	$82,011	$88,019

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, June 30, 2024	127,866	$128	$1,770,275	$(21,852)	$(207,728)	$(10,752)	$(1,576)	$1,528,495
Amortization of equity based compensation	—	—	3,177	—	—	—	—	3,177
Purchase of treasury stock	(100)	—	—	(1,191)	—	—	—	(1,191)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(1)	—	—	(10)	—	—	—	(10)
Dividends declared	—	—	—	—	(29,382)	—	—	(29,382)
Net income (loss)	—	—	—	—	27,913	—	(351)	27,562
Other comprehensive income (loss)	—	—	—	—	—	2,041	—	2,041
Balance, September 30, 2024	127,765	$128	$1,773,452	$(23,053)	$(209,197)	$(8,711)	$(1,927)	$1,530,692

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, June 30, 2023	126,932	$127	$1,839,003	$(105,738)	$(184,769)	$(16,524)	$(599)	$1,531,500
Amortization of equity based compensation	—	—	3,205	—	—	—	—	3,205
Purchase of treasury stock	(19)	—	—	(197)	—	—	—	(197)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(1)	—	—	(8)	—	—	—	(8)
Dividends declared	—	—	—	—	(29,187)	—	—	(29,187)
Net income (loss)	—	—	—	—	31,319	—	(124)	31,195
Other comprehensive income (loss)	—	—	—	—	—	1,645	—	1,645
Balance, September 30, 2023	126,912	$127	$1,842,208	$(105,943)	$(182,637)	$(14,879)	$(723)	$1,538,153

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2023	126,912	$127	$1,756,750	$(12,001)	$(197,875)	$(13,853)	$(950)	$1,532,198
Distributions	—	—	—	—	—	—	(224)	(224)
Amortization of equity based compensation	—	—	16,592	—	—	—	—	16,592
Grants of restricted stock	1,856	2	—	—	—	—	—	2
Purchase of treasury stock	(180)	—	—	(2,049)	—	—	—	(2,049)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(812)	(1)	—	(8,893)	—	—	—	(8,894)
Forfeitures	(11)	—	110	(110)	—	—	—	—
Dividends declared	—	—	—	—	(88,191)	—	—	(88,191)
Net income (loss)	—	—	—	—	76,869	—	(753)	76,116
Other comprehensive income (loss)	—	—	—	—	—	5,142	—	5,142
Balance, September 30, 2024	127,765	$128	$1,773,452	$(23,053)	$(209,197)	$(8,711)	$(1,927)	$1,530,692

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$76,116	$81,477
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(197)	(10,600)
Depreciation and amortization	24,861	22,144
Non-cash operating lease expense	2	1,457
Unrealized (gain) loss on derivative instruments	1,552	175
Provision for (release of) loan loss reserves, net	13,886	19,090
Amortization of equity based compensation	16,592	15,375
Amortization of deferred financing costs included in interest expense	8,203	9,662
Amortization of premium/discount on mortgage loan financing included in interest expense	(558)	(452)
Amortization of above- and below-market lease intangibles	(1,287)	(1,360)
(Accretion)/amortization of discount, premium and other fees on loans	(10,935)	(14,971)
(Accretion)/amortization of discount and premium on securities	(724)	(796)
Net result from mortgage loan receivables held for sale	(638)	1,119
Realized (gain) loss on securities	(75)	276
(Gain) loss on real estate, net	(12,858)	(8,808)
Realized (gain) loss on sale of derivative instruments	(290)	269
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	11	(813)
Change in deferred tax asset (liability)	565	2,929
Changes in operating assets and liabilities:
Accrued interest receivable	7,530	1,883
Other assets	2,926	6,941
Accrued expenses and other liabilities	69,360	(2,792)
Net cash provided by (used in) operating activities	194,042	122,205

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(71,810)	(61,412)
Repayment of mortgage loan receivables held for investment	1,122,690	531,797
Purchases of securities	(583,018)	(76,557)
Repayment of securities	208,414	172,992
Basis recovery of interest-only securities	2,589	3,066
Proceeds from sales of securities	10,581	17,838
Capital improvements of real estate	(4,846)	(2,640)
Proceeds from sale of real estate	57,645	13,391
Capital contributions and advances to investment in unconsolidated joint ventures	(13,125)	—
Proceeds from FHLB stock	5,175	4,410
Purchase of derivative instruments	(1,164)	(223)
Sale of derivative instruments	539	—
Net cash provided by (used in) investing activities	733,670	602,662

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Deferred financing costs paid	(9,567)	(2,384)
Proceeds from borrowings under debt obligations	654,705	744,339
Repayment and repurchase of borrowings under debt obligations	(849,600)	(1,159,993)
Cash dividends paid to Class A common shareholders	(88,813)	(87,732)
Capital distributed to noncontrolling interests in consolidated ventures	(223)	(526)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,894)	(7,862)
Purchase of treasury stock	(2,049)	(2,481)
Net cash provided by (used in) financing activities	(304,441)	(516,639)
Net increase (decrease) in cash, cash equivalents and restricted cash	623,271	208,228
Cash, cash equivalents and restricted cash at beginning of period	1,075,942	659,602
Cash, cash equivalents and restricted cash at end of period	$1,699,213	$867,830

Non-cash investing and financing activities:
Repayment in transit of mortgage loans receivable held for investment (other assets)	(27,519)	47,070
Non-cash disposition of loans via foreclosure	(55,946)	(30,497)
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	48,796	30,400
Net settlement of sale of real estate, subject to debt - real estate	—	(31,292)
Net settlement of sale of real estate, subject to debt - debt obligations	—	31,292
Transfer of real estate, net into real estate held for sale	18,078	—
Dividends declared, not paid	31,673	31,788

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$1,607,204	$798,391
Restricted cash	12,301	59,523
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	79,708	9,916
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,699,213	$867,830

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2024, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The Company designates a loan as a non-accrual loan generally when: (i) the principal or coupon interest components of loan payments become 90-days past due; or (ii) in the opinion of the Company, recovery of principal and coupon interest is doubtful. Interest income on non-accrual loans in which the Company reasonably expects a recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost basis. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received. A loan will be charged-off when management has determined principal and coupon interest is no longer realizable and deemed non-recoverable.

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

The periodic securitization of the Company’s mortgage loans involves both inter-segment loans and mortgage loans made to third parties with the latter recognized as financial assets in the Company’s consolidated financial statements as part of an integrated transaction. The Company receives aggregate proceeds equal to the transaction’s all-in securitization value and sales price. In accordance with the guidance under ASC 835, when initially measuring the obligation arising from an inter-segment loan’s securitization, the Company allocates the proceeds from each securitization transaction between the third-party loans and each inter-segment loan securitized on a relative fair value basis determined in accordance with the guidance in ASC 820. The difference between the amount allocated to each inter-segment loan and the loan’s face amount is recorded as a premium or discount, and is amortized, using the effective interest method, as a reduction or increase in reported interest expense, respectively.

Reclassification

The Company recognized unrealized and realized gain (loss) on securities into fee and other income for the three and nine months ended September 30, 2024. As such, the unrealized (loss) of $(42) thousand and $(20) thousand and realized gain (loss) of $23 thousand and $(276) thousand for the three and nine months ended September 30, 2023, respectively, were reclassified into fee and other income on the consolidated statements of income. Refer to Note 4, Securities for realized and unrealized gain/loss details. Certain other prior period amounts have been reclassified to conform to the current period's presentation.

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

3. MORTGAGE LOAN RECEIVABLES

September 30, 2024 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,029,102	$2,025,754		9.32%	0.6
Mezzanine loans	13,815	13,791		11.25%	1.1
Total mortgage loans receivable	2,042,917	2,039,545		9.33%	0.6
Allowance for credit losses	N/A	(52,276)
Total mortgage loan receivables held for investment, net, at amortized cost	2,042,917	1,987,269
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,506	(4)	4.57%	7.4
Total	$2,074,267	$2,014,775	(5)	9.27%	0.7

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of September 30, 2024 are used to calculate weighted average yield for floating rate loans.
(2)Excludes one non-accrual loan with an amortized cost basis of $60.8 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 1.3 years.
(4)As a result of decreases in prevailing rates, the Company recorded a reversal of lower of cost or market adjustment as of September 30, 2024. The adjustment was calculated using a 4.75% discount rate.
(5)Net of $3.4 million of deferred origination fees and other items as of September 30, 2024.

As of September 30, 2024, $1.8 billion, or 85.8%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $1.8 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of September 30, 2024, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

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

For the nine months ended September 30, 2024 and 2023, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2023	$3,155,089	$(43,165)	$26,868
Origination of mortgage loan receivables (1)	71,810	—	—
Repayment of mortgage loan receivables (2)	(1,142,343)	—	—
Non-cash disposition of loans via foreclosure (4)	(55,946)	—	—
Net result from mortgage loan receivables held for sale (5)	—	—	638
Accretion/amortization of discount, premium and other fees	10,935	—	—
Charge-offs (6)	—	5,023	—
Release (addition) of provision for current expected credit loss, net (7)	—	(14,134)	—
Balance, September 30, 2024	$2,039,545	$(52,276)	$27,506

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes $19.7 million of repayments in transit.
(3)Excludes $82.5 million of proceeds received from the sale of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment to a third-party securitization trust. The mortgage loan receivables, which were originated during the current period, and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Upon the sale of the mortgage loan receivable to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction.
(4)Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail on foreclosures or deeds in lieu of foreclosure (collectively, “foreclosures”) of real estate.
(5)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(6)The charge-off related to one loan that was resolved via foreclosure during the three months ended September 30, 2024. The loan was collateralized by an office asset in Oakland, California.
(7)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391
Origination of mortgage loan receivables (1)	61,412	—	—
Repayment of mortgage loan receivables	(559,947)	—	—
Non-cash disposition of loans via foreclosure (2)	(30,497)	—	—
Net result from mortgage loan receivables held for sale (2)	—	—	(1,119)
Accretion/amortization of discount, premium and other fees	14,971	—	—
Release (addition) of provision for current expected credit loss, net (3)	—	(18,820)	—
Balance, September 30, 2023	$3,371,685	$(39,575)	$26,272

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for Credit Losses	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$54,107	$32,248	$43,165	$20,755
Provision for (release of) current expected credit loss, net (1)	3,192	7,327	14,134	18,820
Charge-offs (2)	(5,023)	—	(5,023)	—
Allowance for credit losses at end of period	$52,276	$39,575	$52,276	$39,575

(1)As of September 30, 2024 and 2023, there were no asset-specific reserves.
(2)The charge-off related to one loan that was resolved via foreclosure during the three months ended September 30, 2024. The loan was collateralized by an office property in Oakland, California.

Non-Accrual Status (1)	September 30, 2024(2)	December 31, 2023(3)
Amortized cost basis of loans on non-accrual status	$60,847	$14,541

(1)As of September 30, 2024 and December 31, 2023, the loans on non-accrual status were greater than 90 days past due and are considered collateral dependent.
(2)Comprised of one multi-family loan with an amortized cost basis of $60.8 million, for which the Company determined no asset-specific reserve was necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $14.5 million, for which the Company determined no asset-specific reserve was necessary.

During the year ended December 31, 2023, the Company modified one first mortgage loan with an amortized cost basis of $58.5 million as of December 31, 2023, or 1.9% of the Company’s mortgage loan receivable portfolio. This modification resulted in an initial extension through June 2024, in exchange for terms that included a $2.5 million payment that reduced the amortized cost basis of the loan, with subsequent contractual extensions available with additional payments. The loan was extended in June 2024 through October 2024 in exchange for an additional $2.5 million payment. No principal or interest was forgiven, and the Company also received a 15% non-controlling common equity interest in the property. The payment structure of the loan was modified to defer a portion of the contractual interest until maturity and the Company only accrued the current pay component. During the three months ended September 30, 2024, the loan principal was repaid in full, and the Company received $7.5 million of deferred interest. During the three and nine months ended September 30, 2024, the Company recognized $7.6 million and $7.9 million of interest income related to this loan, respectively.

Current Expected Credit Loss (“CECL”)

As of September 30, 2024, the Company has a $52.8 million allowance for current expected credit losses, of which $52.3 million pertains to mortgage loan receivables and $0.5 million relates to unfunded commitments included in other liabilities in the consolidated balance sheets.

As of December 31, 2023, the Company had a $43.9 million allowance for current expected credit losses, of which $43.2 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments included in other liabilities in the consolidated balance sheets.

The provision for loan loss reserves for the three and nine months ended September 30, 2024 was $3.1 million and $13.9 million of expense, respectfully. The provision recorded during the three and nine months ended September 30, 2024 is primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments. During the three and nine months ended September 30, 2024, the Company charged-off $5.0 million of the existing allowance for credit losses related to a loan that was resolved via foreclosure.

The provision for loan loss reserves for the three and nine months ended September 30, 2023 was an increase of the provision of $7.5 million and $19.1 million, respectively. The net increase for the three and nine months ended September 30, 2023 represents an increase in the general reserve of loans held for investment of $7.3 million and $18.8 million, respectively, and an increase related to unfunded commitments of $146 thousand and $270 thousand, respectively. The increase in provision associated with the general reserve during the three and nine months ended September 30, 2023 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of September 30, 2024 and December 31, 2023, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of September 30, 2024
Collateral Type	2024	2023	2022	2021	2020 and Earlier	Total (2)
Office	$—	$—	$59,921	$578,230	$193,469	$831,620
Multifamily	37,670	14,592	237,240	401,361	—	690,863
Mixed Use	—	—	161,714	176,742	—	338,456
Retail	—	—	—	79,223	2,196	81,419
Hospitality	—	—	—	13,056	55,273	68,329
Industrial	14,752	—	—	—	—	14,752
Other	—	—	14,106	—	—	14,106
Manufactured Housing	—	—	—	—	—	—
Subtotal mortgage loans receivable	52,422	14,592	472,981	1,248,612	250,938	2,039,545
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$52,422	$14,592	$472,981	$1,248,612	$250,938	$2,039,545

	Amortized Cost Basis by Origination Year as of December 31, 2023
Collateral Type	2023	2022	2021	2020	2019 and Earlier	Total (2)
Multifamily	$14,461	$547,532	$612,489	$—	$—	$1,174,482
Office	—	79,148	614,743	—	211,674	905,565
Mixed Use	—	193,470	321,514	—	41,403	556,387
Industrial	—	22,636	34,746	—	119,344	176,726
Manufactured Housing	—	32,655	82,895	—	—	115,550
Retail	—	12,934	87,052	—	9,083	109,069
Hospitality	—	—	18,589	—	55,380	73,969
Other	—	31,363	11,978	—	—	43,341
Subtotal mortgage loans receivable	14,461	919,738	1,784,006	—	436,884	3,155,089
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (3)	$14,461	$919,738	$1,784,006	$—	$436,884	$3,155,089

(1)Not included above is $13.5 million of accrued interest receivable on all loans at September 30, 2024.
(2)For the three months ended September 30, 2024, there was a $5.0 million charge-off of an allowance in connection with a foreclosure of one office property in Oakland, California. For the year ended December 31, 2023, there was a $2.7 million charge-off of an asset-specific allowance in connection with a foreclosure of one retail property in New York, NY.
(3)Not included above is $22.4 million of accrued interest receivable on all loans at December 31, 2023.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination.

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of September 30, 2024, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at September 30, 2024 and December 31, 2023 ($ in thousands):

September 30, 2024

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$850,491		$848,394	$1,376	$(10,446)	$839,324	(3)	88	AAA	6.62%	6.80%	2.33
CMBS interest-only(4)	773,268	(4)	3,913	128	(9)	4,032	(5)	7	AAA	0.38%	7.40%	0.92
GNMA interest-only(6)	33,337	(4)	165	71	(56)	180		13	AAA	0.34%	9.46%	2.51
Agency securities	14		14	—	—	14		1	AAA	4.00%	2.60%	0.78
Corporate bonds	9,190		9,135	10	—	9,145		1	BB-	3.75%	6.14%	0.25
Total debt securities	$1,666,300		$861,621	$1,585	$(10,511)	$852,695	(7)	110		3.58%	6.80%	2.30
Equity securities	N/A		160	—	(52)	108		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,666,300		$861,781	$1,585	$(10,583)	$852,783		111

December 31, 2023

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$439,679		$439,052	$277	$(14,439)	$424,890	(3)	64	AAA	6.67%	6.83%	2.00
CMBS interest-only(4)	876,555	(4)	6,453	169	(53)	6,569	(5)	9	AAA	0.57%	6.61%	1.07
GNMA interest-only(6)	37,053	(4)	214	51	(52)	213		14	AAA	0.36%	6.12%	3.60
Agency securities	22		22	—	(1)	21		1	AAA	4.00%	2.70%	1.05
U.S. Treasury securities	54,031		53,648	68	—	53,716		7	AAA	N/A	5.41%	0.07
Total debt securities	$1,407,340		$499,389	$565	$(14,545)	$485,409	(7)	95		2.55%	6.82%	1.98
Equity securities	N/A		160	—	(16)	144		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,407,340		$499,549	$565	$(14,581)	$485,533		96

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
(3)As of September 30, 2024 and December 31, 2023, includes $8.9 million and $9.0 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of September 30, 2024 and December 31, 2023, includes $0.2 million and $0.3 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at September 30, 2024 and December 31, 2023 ($ in thousands):

September 30, 2024

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$90,844	$748,480	$—	$839,324
CMBS interest-only	1,193	2,839	—	4,032
GNMA interest-only	52	128	—	180
Agency securities	14	—	—	14
Corporate bonds	9,145	—	—	9,145
Total securities (1)	$101,248	$751,447	$—	$852,695

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2023

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$81,343	$343,547	$—	$424,890
CMBS interest-only	2,121	4,448	—	6,569
GNMA interest-only	86	22	105	213
Agency securities	—	21	—	21
U.S. Treasury securities	53,716	—		53,716
Total securities (1)	$137,266	$348,038	$105	$485,409

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three months ended September 30, 2024, the Company did not sell any equity securities. During the nine months ended September 30, 2024, the Company sold $1.8 million of equity securities. During the three and nine months ended September 30, 2023 the Company did not sell any equity securities.

The following summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the three and nine months ended September 30, 2024 and September 30, 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized gain (loss) on securities	$—	$23	$75	$(276)
Unrealized gain (loss) on securities	5	(42)	(22)	(20)
Total realized and unrealized gain (loss) on securities	$5	$(19)	$53	$(296)

United States Treasury Securities

The Company invests in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheets and long-term U.S. Treasury securities are classified as securities on the consolidated balance sheets. As of September 30, 2024, the Company held $1.3 billion of U.S. Treasury securities classified as cash and cash equivalents on the consolidated balance sheet.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Land	$177,368	$183,194
Building	635,741	647,201
In-place leases and other intangibles	110,676	116,831
Undepreciated real estate and related lease intangibles	923,785	947,226
Less: Accumulated depreciation and amortization	(232,394)	(220,784)
Real estate and related lease intangibles, net(1)	$691,391	$726,442

Below market lease intangibles, net (other liabilities)(2)	$(26,994)	$(28,860)

(1)There was unencumbered real estate of $179.3 million and $160.8 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Below market lease intangibles is net of $16.8 million and $15.8 million of accumulated amortization as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company held $18.1 million of undepreciated real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense(1)	$6,323	$5,803	$19,058	$18,146
Amortization expense	1,823	1,341	5,803	3,998
Total real estate depreciation and amortization expense	$8,146	$7,144	$24,861	$22,144

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million of depreciation on corporate fixed assets for both the three months ended September 30, 2024 and September 30, 2023 and $0.3 million of depreciation on corporate fixed assets for the nine months ended September 30, 2024 and September 30, 2023.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	September 30, 2024	December 31, 2023
Gross intangible assets(1)	$113,392	$116,831
Accumulated amortization	59,121	55,782
Net intangible assets	$54,271	$61,049

(1)Includes $2.4 million and $2.8 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(93)	$(73)	$(285)	$(216)
Increase in operating lease income for amortization of below market lease intangibles acquired	518	526	1,572	1,576
Total	$425	$453	$1,287	$1,360

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of September 30, 2024 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2024 (last three months)	$425	$1,633
2025	1,703	5,250
2026	1,717	4,276
2027	1,681	4,128
2028	1,607	3,992
Thereafter	17,432	34,118
Total	$24,565	$53,397

Rent Receivables

There were $2.9 million and $1.1 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2024 ($ in thousands):

Period Ending December 31,	Amount
2024 (last three months)	$16,012
2025	59,300
2026	50,335
2027	47,703
2028	45,436
Thereafter	163,472
Total	$382,258

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $1.8 million and $5.1 million for the three and nine months ended September 30, 2024, respectively and $1.4 million and $3.5 million for the three and nine months ended September 30, 2023, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2024 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2024	(2)	Multifamily	Los Angeles, CA	$14,110	100%
April 2024	(3)	Multifamily	Longview, TX	6,080	100%
April 2024	(4)	Multifamily	Amarillo, TX	9,651	100%
June 2024	(5)	Multifamily	Los Angeles, CA	11,455	100%
September 2024	(6)	Office	Oakland, CA	7,500	100%
Total real estate acquisitions				$48,796

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
(6)In September 2024, the Company acquired an office property in Oakland, CA via foreclosure. The property served as collateral for a mortgage loan receivable held for investment. The $7.5 million fair value was determined by using the sales comparison approach and direct capitalization approach. There was a $5 million charge-off of allowance for credit loss resulting from the acquisition of the property. The Company used a terminal capitalization rate of 7.5%. The key inputs used to determine fair value were determined to be Level 3 inputs. Refer to Note 3, Mortgage Loan Receivables for further details.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the nine months ended September 30, 2024, all acquisitions were determined to be asset acquisitions.

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

Sales

The Company sold the following properties during the nine months ended September 30, 2024 ($ in thousands):

Sales Date	Type	Primary Location(s)		Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
May 2024	Office	Peoria, IL		$1,227	$2,320	$(1,093)	1
June 2024	Multifamily	Los Angeles, CA		14,834	13,911	923	3
June 2024	Retail	Waldorf, MD		23,734	11,424	12,310	1
June 2024	Multifamily	Longview, TX	(1)	6,080	6,080	403	2
July 2024	Multifamily	Los Angeles, CA		11,770	11,455	315	1
Totals				$57,645	$45,190	$12,858

(1)The Company recognized a $0.4 million gain on foreclosure which is recognized in gain (loss) on real estate, net on the consolidated statement of income.
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

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2024 and December 31, 2023 are as follows ($ in thousands):

September 30, 2024

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at September 30, 2024(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$500,000	$200,874		$299,126	7.14%	—	7.49%	9/27/2025	(2)	(3)	$300,127	$300,127
Committed Loan Repurchase Facility	300,000	43,651		256,349	7.44%	—	8.19%	12/19/2024	(4)	(5)	62,333	62,333
Committed Loan Repurchase Facility	56,000	—		56,000	—%	—	—%	4/30/2026	(6)	(3)	—	—
Committed Loan Repurchase Facility	200,000	—		200,000	7.60%	—	7.60%	10/3/2025	(7)	(3)	14,592	14,730
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2025	(8)	(5)	—	—
Total Committed Loan Repurchase Facilities	1,156,000	244,525		911,475							377,052	377,190
Uncommitted Securities Repurchase Facility	N/A (9)	—		N/A (9)	—%	—	—%	N/A	N/A	(10)	—	—
Total Repurchase Facilities	1,156,000	244,525		911,475							377,052	377,190
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	1/25/2025	(11)	N/A (12)	N/A (12)	N/A (12)
Mortgage Loan Financing	511,046	513,781		—	4.39%	—	8.78%	2024-2034 (13)	N/A	(14)	530,177	735,875	(15)
CLO Debt	776,336	776,096	(16)	—	6.41%	—	8.86%	2024-2026 (17)	N/A	(3)	1,020,694	1,020,694
Senior Unsecured Notes	2,067,811	2,050,930	(18)	—	4.25%	—	7.00%	2025-2031	N/A	N/A (19)	N/A (19)	N/A (19)
Total Debt Obligations, Net	$4,835,043	$3,585,332		$1,235,325							$1,927,923	$2,133,759

(1)Interest rates on floating rate debt reflect the applicable index in effect as of September 30, 2024.
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
(7)Two additional 12-month extension periods at Company’s option. No new advances permitted past 30 days prior to initial maturity.
(8)One additional 12-month extension period at Company's option. No new advances permitted during the final 12-month period.
(9)Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.
(10)Commercial real estate securities. Eligible collateral does not include the first mortgage commercial real estate loans collateralizing such securities.
(11)Four additional 12-month periods at Company’s option.
(12)The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.
(13)Anticipated repayment dates.
(14)Certain of the Company’s real estate investments serve as collateral for the Company’s mortgage loan financing.
(15)Represents undepreciated carrying value of commercial real estate collateral.
(16)Presented net of unamortized debt issuance costs of $0.2 million at September 30, 2024.
(17)Represents the estimated maturity date based on the underlying loan maturities.
(18)Presented net of unamortized debt issuance costs of $16.9 million at September 30, 2024.
(19)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

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
Committed Loan and Securities Repurchase Facilities
The Company has entered into five committed master repurchase agreements, as outlined in the September 30, 2024 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also had a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million that was undrawn and matured during the three months ended June 30, 2024. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the Company had total debt obligations of $244.5 million outstanding pursuant to repurchase agreements with two counterparties. One loan repurchase facility was due within 90 days of September 30, 2024 and was amended subsequent to quarter end to extend the maturity date. As of September 30, 2024, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $153.1 million, or 10% of the Company’s total equity. As of September 30, 2024, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under the Company’s repurchase agreements was 35%. There have been no significant fluctuations in haircuts across asset classes on the repurchase facilities.

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of September 30, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, and continues to maintain the ability to draw $323.9 million.

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

Debt Issuance Costs

As of September 30, 2024 and December 31, 2023, the amounts of unamortized costs relating to the Company’s master repurchase facilities and Revolving Credit Facility were $2.4 million and $4.0 million, respectively, are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities. As of September 30, 2024, the Company has no outstanding borrowings on any of the uncommitted securities repurchase facilities.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $513.8 million and $437.8 million, net of unamortized premiums of $3.9 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. Interest expense decreased due to the Company recording $0.2 million and $0.6 million of premium amortization for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.5 million of premium amortization for the three and nine months ended September 30, 2023, respectively. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 8.78%, and, as of September 30, 2024, have anticipated maturity dates between 2024 and 2034, with an average term of 3.5 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $530.2 million and $474.7 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company executed six and 16 new term debt agreements, respectively, to finance properties in its real estate portfolio with carrying amounts of $13.0 million and $81.9 million, respectively. During the three and nine months ended September 30, 2023, the Company did not execute any term debt agreements.

Collateralized Loan Obligations (“CLO”) Debt

As of September 30, 2024, the Company had $776.1 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $0.2 million.

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

Borrowings from the Federal Home Loan Bank (“FHLB”)

As of September 30, 2024, the Company had no debt outstanding with the FHLB.

Tuebor Captive Insurance Company LLC (“Tuebor”) is licensed in Michigan as a captive insurance company and was formerly a member of the FHLB. Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that the Company would obtain such approval if sought. Largely as a result of this restriction, approximately $879.0 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2024. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes

As of September 30, 2024, the Company had $2.1 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $322.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the

“Notes”). The 2031 Notes were issued during the three months ended September 30, 2024 with an aggregate principal balance of $500.0 million.

During the nine months ended September 30, 2024, the Company repurchased $5.8 million of the 2025 Notes and $2.0 million of the 2029 Notes recognizing a net gain on extinguishment of debt of $20 thousand and $0.2 million, respectively.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of September 30, 2024 and 2023.

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

Financial Covenants

The Company’s debt facilities are subject to covenants that require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2024.

The Company was in compliance with all covenants as of September 30, 2024.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2024 (last three months)	$221,458
2025	498,380
2026	89,147
2027	727,825
2028	24,598
Thereafter	1,261,974
Subtotal	2,823,382
Debt issuance costs included in senior unsecured notes	(16,881)
Debt issuance costs included in mortgage loan financings	(1,193)
Premiums included in mortgage loan financings (2)	3,928
Total (3)	$2,809,236

(1)The allocation of repayments under the Company’s committed loan repurchase facilities is based on the earlier of: (i) the maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Represents sales proceeds received in excess of loan amounts sold into securitizations that are amortized as a reduction to interest expense using the effective interest method over the life of the underlying loan.
(3)Total does not include $776.3 million of consolidated CLO debt obligations and the related debt issuance costs of $0.2 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2024 and December 31, 2023 ($ in thousands):

September 30, 2024

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$527	$—	0.87
Futures
10-year Treasury-Note Futures	28,000		169	—	0.25
Total futures	28,000		169	—
Options
Options	N/A	(2)	122	—	0.30
Total credit derivatives	—		122	—
Total derivatives	$118,000		$818	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 345 options contracts as of September 30, 2024.

December 31, 2023

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$908	$—	0.62
Futures
5-year Treasury-Note Futures	18,800		98	—	0.25
10-year Treasury-Note Futures	86,100		447	—	0.25
Total futures	104,900		545	—
Options
Options	N/A	(2)	1	—	0.05
Total derivatives	$194,900		$1,454	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 104 options contracts as of December 31, 2023.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(589)	$421	$(168)	$(1,220)	$1,258	$38
Futures	(311)	(282)	(593)	(376)	4,215	3,839
Options	—	(5)	(5)	—	(6)	(6)
Total	$(900)	$134	$(766)	$(1,596)	$5,467	$3,871

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(294)	$378	$84	$(284)	$962	$678
Futures	99	4,579	4,678	(8)	6,162	6,154
Options	11	—	11	117	(269)	(152)
Total	$(184)	$4,957	$4,773	$(175)	$6,855	$6,680

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.7 million and $2.8 million of cash margin as collateral for derivatives as of September 30, 2024 and December 31, 2023, respectively, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2024 and December 31, 2023. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of September 30, 2024 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$818	$—	$818	$—	$(728)	$90
Total	$818	$—	$818	$—	$(728)	$90

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of September 30, 2024 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$244,525	$—	$244,525	$244,525	$1,463	$243,062
Total	$244,525	$—	$244,525	$244,525	$1,463	$243,062

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)
Total	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$606,607	$—	$606,607	$606,607	$—	$606,607
Total	$606,607	$—	$606,607	$606,607	$—	$606,607

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2024 and December 31, 2023 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Mortgage loan receivables held for investment, net, at amortized cost	$1,020,694	$1,327,722
Accrued interest receivable	7,169	9,394
Other assets	27,648	4,469
Total assets	$1,055,511	$1,341,585
Debt obligations, net	$776,096	$1,060,719
Accrued expenses	2,393	3,555
Total liabilities	778,489	1,064,274
Net equity in VIEs (eliminated in consolidation)	277,022	277,311
Total equity	277,022	277,311
Total liabilities and equity	$1,055,511	$1,341,585

Refer to Note 6, Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY STRUCTURE AND ACCOUNTS

Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of September 30, 2024, the Company has a remaining amount available for repurchase of $73.6 million, which represents 5.0% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.60 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
January 1, 2024 - January 31, 2024	—	—
February 1, 2024 - February 29, 2024	—	—
March 1, 2024 - March 31, 2024	60,000	(647)
April 1, 2024 - April 30, 2024	—	—
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
July 1, 2024 - July 31, 2024	—	—
August 1, 2024 - August 31, 2024	—	—
September 1, 2024 - September 30, 2024	100,001	(1,190)
Authorizations remaining as of September 30, 2024		$73,598

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024, the Board authorized repurchases up to $75.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1 - March 31, 2023	250,000	(2,285)
September 1 - September 30, 2023	19,000	(196)
Authorizations remaining as of September 30, 2023		$44,256

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2024 and 2023:

Declaration Date	Dividend per Share
March 15, 2024	$0.23
June 14, 2024	0.23
September 13, 2024	0.23
Total	$0.69

March 15, 2023	$0.23
June 15, 2023	0.23
September 15, 2023	0.23
Total	$0.69

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accumulated Other Comprehensive Income (Loss) beginning of period	$(10,752)	$(16,524)	$(13,853)	$(21,009)
Gain (loss) on available for sale securities, net of tax	2,041	1,645	5,142	6,130
Accumulated Other Comprehensive Income (Loss) end of period	$(8,711)	$(14,879)	$(8,711)	$(14,879)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of September 30, 2024, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $78.0 million, and a single-tenant office building in Oakland County, MI with a book value of $8.8 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the three and nine months ended September 30, 2024 and September 30, 2023, there were no sales of assets with noncontrolling interests.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share amounts)	2024	2023	2024	2023
Basic and Diluted Net income (loss) available for Class A common shareholders	$27,913	$31,319	$76,869	$81,889
Weighted average shares outstanding:
Basic	125,705,754	124,730,343	125,586,075	124,652,426
Diluted	125,905,528	124,968,545	125,757,114	124,817,335

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share amounts) (1)	2024	2023	2024	2023
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$27,913	$31,319	$76,869	$81,889
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,705,754	124,730,343	125,586,075	124,652,426
Basic net income (loss) per share of Class A common stock	$0.22	$0.25	$0.61	$0.66

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$27,913	$31,319	$76,869	$81,889
Diluted net income (loss) attributable to Class A common shareholders	27,913	31,319	76,869	81,889
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,705,754	124,730,343	125,586,075	124,652,426
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	199,774	238,202	171,039	164,909
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	125,905,528	124,968,545	125,757,114	124,817,335
Diluted net income (loss) per share of Class A common stock	$0.22	$0.25	$0.61	$0.66

(1)The Company applies the treasury stock method.
(2)There were 166,571 and 335,482 anti-dilutive shares for the three and nine months ended September 30, 2024, respectively.
(3)There were 299,641 and 440,573 anti-dilutive shares for the three and nine months ended September 30, 2023, respectively.

13. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$3,177	$3,205	$16,592	$15,375
Total Stock-Based Compensation Expense	$3,177	$3,205	$16,592	$15,375

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	$—	—	$—	1,855,541	$10.70	1,417,561	$11.58

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at September 30, 2024 and changes during 2024 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2023	2,197,963	$12.37	623,788
Granted	1,855,541	10.70	—
Vested	(1,895,530)	10.91	—
Forfeited	(9,960)	10.94	—
Nonvested/Outstanding at September 30, 2024	2,148,014	$12.22	623,788

Exercisable at September 30, 2024 (1)			623,788

(1)The weighted average exercise price of outstanding options is $14.84 at September 30, 2024.

At September 30, 2024, there was $12.6 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 29.0 months, with a weighted average remaining vesting period of 22.9 months.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2024 and December 31, 2023 are as follows ($ in thousands):

September 30, 2024

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$850,491		$848,394	$839,324	Internal model	6.80%	2.33
CMBS interest-only(1)	773,268	(2)	3,913	4,032	Internal model	7.40%	0.92
GNMA interest-only(3)	33,337	(2)	165	180	Internal model	9.46%	2.51
Agency securities(1)	14		14	14	Internal model	2.60%	0.78
Corporate bonds(1)	9,190		9,135	9,145	Internal model	6.14%	0.25
Equity securities(3)	N/A		160	108	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	2,042,917		2,039,545	2,024,699	Discounted Cash Flow(5)	9.33%	0.58
Mortgage loan receivables held for sale	31,350		27,506	27,506	Internal model, third-party inputs(6)	4.57%	7.44
Nonhedge derivatives(1)(10)	118,000		818	818	Counterparty quotations	N/A	0.61

Liabilities:
Repurchase agreements - short-term	244,525		244,525	244,525	Cost plus Accrued Interest (7)	7.36%	0.85
Mortgage loan financing	511,046		513,781	515,597	Discounted Cash Flow	6.04%	3.17
CLO debt	776,336		776,096	776,096	Discounted Cash Flow(8)	4.16%	1.19
Senior unsecured notes	2,067,811		2,050,930	1,539,637	Internal model, third-party inputs	5.22%	3.93

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $52.3 million at September 30, 2024.
(5)Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit spreads since origination. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow model.
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
(5)Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit spreads since origination. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow model.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2024 and December 31, 2023 ($ in thousands):

September 30, 2024

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$841,314		$—	$830,420	$—	$830,420
CMBS interest-only(1)	765,045	(2)	—	3,799	—	3,799
GNMA interest-only(3)	33,337	(2)	—	180	—	180
Agency securities(1)	14		—	14	—	14
Corporate bonds(1)	9,190		—	9,145	—	9,145
Equity securities	N/A		108	—	—	108
Nonhedge derivatives(4)	118,000		—	818	—	818
			$108	$844,376	$—	$844,484

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$2,042,917		$—	$—	$2,024,699	$2,024,699
Mortgage loan receivable held for sale(6)	31,350		—	—	27,506	27,506
CMBS(7)	9,178		—	8,904	—	8,904
CMBS interest-only(7)	8,223		—	233	—	233
			$—	$9,137	$2,052,205	$2,061,342
Liabilities:
Repurchase agreements - short-term	$244,525		$—	$244,525	$—	$244,525
Mortgage loan financing	511,046		—	—	515,597	515,597
CLO debt	776,336		—	776,096	—	776,096
Senior unsecured notes	2,067,811		—	—	1,539,637	1,539,637
			$—	$1,020,621	$2,055,234	$3,075,855

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
(5)Balance does not include impact of allowance for current expected credit losses of $52.3 million at September 30, 2024.
(6)A lower of cost or market adjustment was recorded as of September 30, 2024.
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

The Company did not have any Level 3 financial instruments as of September 30, 2024 and December 31, 2023.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $0.4 million and $1.2 million for the three and nine months ended September 30, 2024 and $1.2 million and $2.0 million for the three and nine months ended September 30, 2023.

As of September 30, 2024 and December 31, 2023, the Company’s net deferred tax assets (liabilities) were $(3.5) million and $(3.0) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $0.5 million and $2.0 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $0.6 million and $2.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2024, the Company had a deferred tax asset of $3.0 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused by December 31, 2024. As the realization of these assets are not more likely than not to be realized before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of September 30, 2024, the Company had $1.9 million of deferred tax assets related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2024, the tax years 2020-2023 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an IRS audit for tax year 2020 and also under audit in New York City for tax years 2014-2020. The Company does not expect these audits to result in any material changes to the Company’s financial position or performance. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the nine months ended September 30, 2023. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of September 30, 2024 and December 31, 2023, the Company did not have any unrecognized tax benefits. As of September 30, 2024, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

16. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.

17. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2024, the Company had a $15.4 million lease liability and a $13.9 million right-of-use asset on its consolidated balance sheet recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company’s operating lease of office space. Right-of-use lease assets initially equal the lease liability. The Company recognized $0.5 million and $1.6 million in operating expenses in its consolidated statements of income relating to operating leases for each of the three and nine months ended September 30, 2024 and September 30, 2023.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2024 are as follows ($ in thousands):

2024 (last three months)	$558
2025	2,207
2026	2,219
2027	2,232
2028	2,306
Thereafter	11,038
Total undiscounted cash flows	20,560
Present value discount (1)	(5,122)
Lease liabilities (2)	$15,438

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral, which was estimated to be 6.62%. The remaining lease term is 8.8 years.
(2)The Company has a five-year extension option, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of September 30, 2024, the Company’s off-balance sheet arrangements consisted of $58.4 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 74% of these unfunded commitments would only be funded upon the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2023, the Company’s off-balance sheet arrangements consisted of $204.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of September 30, 2024, the Company had $79.7 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. As of December 31, 2023, the Company had $44.8 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheet. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement. The payable within other liabilities at December 31, 2023 was paid during the nine months ended September 30, 2024.

18. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision makers review and manage the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to securities, which include investments in CMBS, U.S. Agency securities, corporate bonds, equity securities and U.S. Treasury securities not classified as cash and cash equivalents. The real estate segment includes net leased properties, other diversified real estate and investments in unconsolidated ventures. Corporate/other includes cash and cash equivalents, senior unsecured notes, operating expenses, and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended September 30, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$63,799	$11,727	$86	$20,480	$96,092
Interest expense	(21,718)	(4)	(7,945)	(28,009)	(57,676)
Net interest income (expense)	42,081	11,723	(7,859)	(7,529)	38,416
(Provision for) release of loan loss reserves	(3,063)	—	—	—	(3,063)
Net interest income (expense) after provision for (release of) loan reserves	39,018	11,723	(7,859)	(7,529)	35,353
Other income (loss)
Real estate operating income	—	—	25,294	—	25,294
Net result from mortgage loan receivables held for sale (3)	1,143	—	—	(51)	1,092
Gain (loss) on real estate, net	—	—	315	—	315
Fee and other income	6,499	17	25	68	6,609
Net result from derivative transactions	(249)	—	(168)	(349)	(766)
Earnings (loss) from investment in unconsolidated ventures	—	—	(14)	—	(14)
Gain (loss) on extinguishment of debt	—	—	—	20	20
Total other income (loss)	7,393	17	25,452	(312)	32,550
Costs and expenses
Compensation and employee benefits	—	—	—	(14,407)	(14,407)
Operating expenses	—	—		(4,508)	(4,508)
Real estate operating expenses	—	—	(10,751)	—	(10,751)
Investment related expenses	(691)	(45)	(97)	(795)	(1,628)
Depreciation and amortization	—	—	(8,036)	(110)	(8,146)
Total costs and expenses	(691)	(45)	(18,884)	(19,820)	(39,440)
Income tax (expense) benefit	—	—	—	(901)	(901)
Segment profit (loss)	$45,720	$11,695	$(1,291)	$(28,562)	$27,562

Total assets as of September 30, 2024	$2,014,775	$852,783	$729,460	$1,782,121	$5,379,139

Three months ended September 30, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$82,814	$7,810	$1	$10,465	$101,090
Interest expense	(32,601)	(52)	(7,677)	(21,929)	(62,259)
Net interest income (expense)	50,213	7,758	(7,676)	(11,464)	38,831
(Provision for) release of loan loss reserves	(7,473)	—	—	—	(7,473)
Net interest income (expense) after provision for (release of) loan reserves	42,740	7,758	(7,676)	(11,464)	31,358
Other income (loss)
Real estate operating income	—	—	24,761	—	24,761
Net result from mortgage loan receivables held for sale	(629)	—	—	—	(629)
Gain (loss) on real estate, net	—	—	8,808	—	8,808
Fee and other income	1,518	(15)	134	173	1,810
Net result from derivative transactions	4,449	241	83	—	4,773
Earnings (loss) from investment in unconsolidated ventures	—	—	479	—	479
Gain (loss) on extinguishment of debt	—	—	—	921	921
Total other income (loss)	5,338	226	34,265	1,094	40,923
Costs and expenses
Compensation and employee benefits	—	—	—	(14,285)	(14,285)
Operating expenses	—	—	—	(4,775)	(4,775)
Real estate operating expenses	—	—	(9,456)	—	(9,456)
Investment related expenses	(1,704)	(48)	(190)	(337)	(2,279)
Depreciation and amortization	—	—	(7,034)	(110)	(7,144)
Total costs and expenses	(1,704)	(48)	(16,680)	(19,507)	(37,939)
Income tax (expense) benefit	—	—	—	(3,147)	(3,147)
Segment profit (loss)	$46,374	$7,936	$9,909	$(33,024)	$31,195

Total assets as of December 31, 2023	$3,138,794	$485,533	$733,319	$1,155,031	$5,512,677

Nine months ended September 30, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$201,233	$27,670	$268	$51,349	$280,520
Interest expense	(77,159)	(61)	(24,567)	(68,860)	(170,647)
Net interest income (expense)	124,074	27,609	(24,299)	(17,511)	109,873
(Provision for) release of loan loss reserves	(13,886)	—	—	—	(13,886)
Net interest income (expense) after provision for (release of) loan reserves	110,188	27,609	(24,299)	(17,511)	95,987
Other income (loss)
Real estate operating income	—	—	75,314	—	75,314
Net result from mortgage loan receivables held for sale (3)	3,308	—	—	(2,670)	638
Gain (loss) on real estate, net	—	—	12,858	—	12,858
Fee and other income	12,195	100	1,352	300	13,947
Net result from derivative transactions	185	80	38	3,568	3,871
Earnings (loss) from investment in unconsolidated ventures	—	—	(11)	—	(11)
Gain (loss) on extinguishment of debt	—	—	—	197	197
Total other income (loss)	15,688	180	89,551	1,395	106,814
Costs and expenses
Compensation and employee benefits	—	—	—	(48,917)	(48,917)
Operating expenses	—	—		(14,331)	(14,331)
Real estate operating expenses	—	—	(30,930)	—	(30,930)
Investment related expenses	(3,910)	(138)	(449)	(1,412)	(5,909)
Depreciation and amortization	—	—	(24,532)	(329)	(24,861)
Total costs and expenses	(3,910)	(138)	(55,911)	(64,989)	(124,948)
Income tax (expense) benefit	—	—	—	(1,737)	(1,737)
Segment profit (loss)	$121,966	$27,651	$9,341	$(82,842)	$76,116

Total assets as of September 30, 2024	$2,014,775	$852,783	$729,460	$1,782,121	$5,379,139

Nine months ended September 30, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$261,822	$23,964	$5	$20,924	$306,715
Interest expense	(92,236)	(3,149)	(22,053)	(66,912)	(184,350)
Net interest income (expense)	169,586	20,815	(22,048)	(45,988)	122,365
(Provision for) release of loan loss reserves	(19,090)	—	—	—	(19,090)
Net interest income (expense) after provision for (release of) loan reserves	150,496	20,815	(22,048)	(45,988)	103,275
Other income (loss)
Real estate operating income	—	—	73,847	—	73,847
Net result from mortgage loan receivables held for sale	(1,119)	—	—	—	(1,119)
Gain (loss) on real estate, net	—	—	8,808	—	8,808
Fee and other income	6,363	(284)	135	477	6,691
Net result from derivative transactions	5,390	612	678	—	6,680
Earnings (loss) from investment in unconsolidated ventures	—	—	913	—	913
Gain (loss) on extinguishment of debt	—	—	—	10,600	10,600
Total other income (loss)	10,634	328	84,381	11,077	106,420
Costs and expenses
Compensation and employee benefits	—	—	—	(50,612)	(50,612)
Operating expenses	—	—	—	(15,018)	(15,018)
Real estate operating expenses	—	—	(29,071)	—	(29,071)
Investment related expenses	(4,459)	(144)	(765)	(1,092)	(6,460)
Depreciation and amortization	—	—	(21,822)	(322)	(22,144)
Total costs and expenses	(4,459)	(144)	(51,658)	(67,044)	(123,305)
Income tax (expense) benefit	—	—	—	(4,913)	(4,913)
Segment profit (loss)	$156,671	$20,999	$10,675	$(106,868)	$81,477

Total assets as of December 31, 2023	$3,138,794	$485,533	$733,319	$1,155,031	$5,512,677

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $20.0 million and $6.9 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in FHLB stock of $5.2 million as of December 31, 2023, and the Company’s senior unsecured notes of $2.1 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively.
(3)Includes $0.1 million and $2.7 million of realized gains from sales of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment that eliminate in consolidation for the three and nine months ended September 30, 2024, respectively.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.8 billion of commercial real estate loans from our inception in October 2008 through September 30, 2024. During this timeframe, we also acquired $13.8 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.1 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2024, we originated $16.9 billion of conduit loans, of which $16.9 billion were sold into 74 CMBS securitizations, making us, by volume, we have been one of the largest non-bank contributors of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

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

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2024, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

We continue to actively manage the liquidity and operations of the Company in light of market conditions, including the current interest rate environment, and potential recessionary conditions. The Company has disclosed the impact of current market conditions on our business throughout this Quarterly Report.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of September 30, 2024 ($ in thousands):

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of September 30, 2024, we held a portfolio of 57 balance sheet first mortgage loans with an aggregate book value of $2.0 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.4% at September 30, 2024.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2024, we held a portfolio of 5 mezzanine loans with an aggregate book value of $13.8 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 73.6% at September 30, 2024.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $27.5 million at September 30, 2024.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of September 30, 2024, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 59.4% at September 30, 2024.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of September 30, 2024, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of September 30, 2024, we owned 155 single tenant net leased properties with an undepreciated book value of $637.3 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2024, our net leased properties comprised a total of 3.7 million square feet, 100% leased with an average age since construction of 19.5 years and a weighted average remaining lease term of 7.9 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended September 30, 2024, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of September 30, 2024, we owned 54 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $308.3 million. During the three months ended September 30, 2024, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of September 30, 2024 ($ in millions):

Securities

We invest in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. We invest primarily in CMBS, including CLOs, secured by first mortgage loans on commercial real estate. These investments provide a stable and attractive base of net interest income and help us manage our liquidity and hyper-amortization features included in many of these securities positions help mitigate potential credit losses in the event of adverse market conditions. We have significant in-house expertise in the evaluation and trading of these securities, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions.

As of September 30, 2024, the estimated fair value of our portfolio of CMBS investments totaled $843.4 million in 95 CUSIPs ($8.9 million average investment per CUSIP). Included in the $843.4 million of CMBS securities are $9.1 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 98% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of September 30, 2024:

In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2024, our CMBS investments had a weighted average duration of 2.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2024, by property count and market value, respectively, 59.9% and 65.5% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.8% and 11.9%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 5.8% by property count and 0.1% to 8.2% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of September 30, 2024, the carrying value of our unconsolidated ventures was $20.0 million.

United States Treasury Securities. We invest in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheet. As of September 30, 2024, we held $1.3 billion of U.S. Treasury securities classified as cash and cash equivalents on our consolidated balance sheet.

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

Unsecured Corporate Bonds

As of September 30, 2024, we had $2.1 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $322.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” and collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”). The 2031 Notes were issued during the three months ended September 30, 2024 with an aggregate principal balance of $500.0 million.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $3.6 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of September 30, 2024.

CLO Debt

As of September 30, 2024, the Company had $776.1 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

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

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of September 30, 2024, the Company had $244.5 million of borrowings outstanding, with an additional $911.5 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2024, the Company executed 16 new term debt agreements to finance properties in its real estate portfolio with a carrying amount of $81.9 million. Our mortgage loan financings have primarily fixed rates ranging from 4.39% to 8.78%, mature between 2024 and 2034 and total $513.8 million as of September 30, 2024. These long-term non-recourse mortgages include net unamortized premiums of $3.9 million at September 30, 2024, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.6 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2024. The loans are collateralized by real estate and related lease intangibles, net, of $530.2 million as of September 30, 2024.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. As of September 30, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

We are in compliance with all covenants as described in this Quarterly Report as of September 30, 2024.

Results of Operations

A discussion regarding our results of operations for the three months ended September 30, 2024 compared to the three months ended June 30, 2024 is presented below.

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	September 30, 2024	June 30, 2024	Difference
Net interest income
Interest income	$96,092	$88,516	$7,576
Interest expense	57,676	54,199	3,477
Net interest income (expense)	38,416	34,317	4,099
Provision for (release of) loan loss reserves, net	3,063	5,055	(1,992)
Net interest income (expense) after provision for (release of) loan loss reserves	35,353	29,262	6,091
Other income (loss)
Real estate operating income	25,294	26,133	(839)
Net result from mortgage loan receivables held for sale	1,092	(541)	1,633
Gain (loss) on real estate, net	315	12,543	(12,228)
Fee and other income	6,609	3,638	2,971
Net result from derivative transactions	(766)	617	(1,383)
Earnings (loss) from investment in unconsolidated ventures	(14)	18	(32)
Gain on extinguishment of debt	20	—	20
Total other income (loss)	32,550	42,408	(9,858)
Costs and expenses
Compensation and employee benefits	14,407	13,721	686
Operating expenses	4,508	5,178	(670)
Real estate operating expenses	10,751	11,034	(283)
Investment related expenses	1,628	2,288	(660)
Depreciation and amortization	8,146	8,413	(267)
Total costs and expenses	39,440	40,634	(1,194)
Income (loss) before taxes	28,463	31,036	(2,573)
Income tax expense (benefit)	901	(1,089)	1,990
Net income (loss)	$27,562	$32,125	$(4,563)

Investment Overview

Activity for the three months ended September 30, 2024 included fundings of $2.2 million, paydowns of $491.7 million, and disposition of a loan via foreclosure of $13.3 million, which contributed to a $499.8 million decrease of commercial mortgage loans. Activity for the three months ended September 30, 2024 included securities purchases of $430.9 million and $60.3 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $371.9 million. We acquired $7.5 million in real estate via foreclosure. In addition, we purchased $2.9 billion of short-term U.S. Treasury securities during the three months ended September 30, 2024, of which $2.7 billion matured during the three months ended September 30, 2024.

Activity for the three months ended June 30, 2024 included fundings of $20.9 million and paydowns of $255.2 million, contributing to a $258.6 million decrease of commercial mortgage loans. Activity for the three months ended June 30, 2024 included securities purchases of $81.7 million, sales of $5.8 million and $60.0 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $14.3 million. We acquired $27.2 million in real estate via foreclosure. In addition, we purchased $1.8 billion of short-term U.S. Treasury securities during the three months ended June 30, 2024, of which $1.8 billion matured during the three months ended June 30, 2024.

Net Interest Income

The $7.6 million increase in interest income was primarily attributable to collection of deferred interest from the resolution of a previously modified loan, and an increase in interest earned from CMBS and short-term U.S. Treasury securities due to purchases. There was a $229.1 million increase in average securities investments from $452.3 million for the three months ended June 30, 2024 to $681.4 million for the three months ended September 30, 2024. There was a $0.3 billion decrease in average loan investments from $2.6 billion for the three months ended June 30, 2024 to $2.3 billion for the three months ended September 30, 2024.

The $3.5 million increase in interest expense was primarily attributable to the issuance of our 2031 Notes, partially offset by a reduction in our loan repurchase facilities utilization and repurchases of our 2025 Notes.

The increase in net interest income before provision for loan losses of $4.1 million as explained above.

As of September 30, 2024 and June 30, 2024, the weighted average yield on our mortgage loan receivables was 9.2% and 9.4%, respectively. As of September 30, 2024 and June 30, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.0% and 7.2%, respectively. The decrease in the rate on borrowings against our mortgage loan receivables from September 30, 2024 to June 30, 2024 was primarily due to decreases in prevailing interest rates. As of September 30, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 50.7% of the carrying value of our mortgage loan receivables, compared to 51.9% as of June 30, 2024.

As of September 30, 2024 and June 30, 2024, the weighted average yield on our securities was 6.8% and 6.9%, respectively. As of September 30, 2024, we did not have any borrowings against our securities. As June 30, 2024, the weighted average interest rate on borrowings against our securities was 6.7%. As of June 30, 2024, we had outstanding borrowings secured by our securities equal to 0.3% of the carrying value of our securities.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2024 and June 30, 2024, the weighted average interest rate on mortgage borrowings against our real estate was 6.0%, respectively. As of September 30, 2024, we had outstanding borrowings secured by our real estate equal to 72.4% of the carrying value of our real estate, compared to 70.9% as of June 30, 2024.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended September 30, 2024 of $3.1 million was primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments. During the three months ended September 30, 2024, we charged-off $5.0 million of an existing allowance related to an office property in Oakland, California. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

The provision for the three months ended June 30, 2024 of $5.1 million was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments.

Real Estate Operating Income

The decrease of $0.8 million in real estate operating income was primarily attributable to the sale of two multifamily portfolios, one retail portfolio and one office property during the three months ended June 30, 2024, for which there was no operating income during the three months ended September 30, 2024.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale, includes all loan sales, whether by securitization, whole loan sales or other means. Net result from mortgage loan receivables held for sale also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended September 30, 2024, we recorded $1.1 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended June 30, 2024, recorded a lower of cost or market adjustment of $(0.5) million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The decrease of $12.2 million of gain on real estate, net during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 was primarily the result of the sale of one multifamily property during the three months ended September 30, 2024 compared to sales of two multifamily portfolios, one retail portfolio and one office property during the three months ended June 30, 2024.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $3.0 million increase in fee and other income was primarily due to the timing of loan payoffs and late fees received for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024.

Net Result from Derivative Transactions

Net result from derivative transactions of $0.8 million was comprised of a realized gain of $0.1 million and an unrealized loss of $0.9 million for the three months ended September 30, 2024. Net result from derivative transactions of $0.6 million was comprised of a realized gain of $0.5 million and an unrealized gain of $0.1 million for the three months ended June 30, 2024. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain during three months ended September 30, 2024 was primarily related to movement in interest rates during the three months ended September 30, 2024. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Gain (Loss) on Extinguishment of Debt

During the three months ended September 30, 2024, there was $20 thousand of gain on extinguishment of debt as the Company retired: $5.8 million of principal of the 2025 Notes for a repurchase price of $5.8 million, recognizing a $20 thousand net gain on extinguishment of debt after recognizing $11 thousand of unamortized debt issuance costs associated with the retired debt.

During the three months ended June 30, 2024, there was no gain or loss on extinguishment of debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The increase of $0.7 million in compensation expense was primarily attributable to an increase in bonus accrual for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease of $0.7 million during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 was primarily related to a decrease in professional fees and franchise taxes, partially offset by an increase in occupancy costs.

Real Estate Operating Expenses

The decrease of $0.3 million in real estate operating expenses during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 was primarily attributable to the sale of two multifamily portfolios, one office property and one retail property during the three months ended June 30, 2024, for which there was no operating expense during the three months ended September 30, 2024.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans, and other deal related expenses. The decrease of $0.7 million during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 was primarily attributable to a decrease in deal related expenses.

Depreciation and Amortization

The $0.3 million decrease in depreciation and amortization during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 was primarily attributable to the sale of two multifamily portfolios, one retail portfolio and one office property during the three months ended June 30, 2024, for which there was no depreciation and amortization during the three months ended September 30, 2024.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is presented below.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine Months Ended September 30,
	2024	2023	Difference
Net interest income
Interest income	$280,520	$306,715	$(26,195)
Interest expense	170,647	184,350	(13,703)
Net interest income (expense)	109,873	122,365	(12,492)
Provision for (release of) loan loss reserves, net	13,886	19,090	(5,204)
Net interest income (expense) after provision for (release of) loan loss reserves	95,987	103,275	(7,288)
Other income (loss)
Real estate operating income	75,314	73,847	1,467
Net result from mortgage loan receivables held for sale	638	(1,119)	1,757
Gain (loss) on real estate, net	12,858	8,808	4,050
Fee and other income	13,947	6,691	7,256
Net result from derivative transactions	3,871	6,680	(2,809)
Earnings (loss) from investment in unconsolidated ventures	(11)	913	(924)
Gain on extinguishment of debt	197	10,600	(10,403)
Total other income (loss)	106,814	106,420	394
Costs and expenses
Compensation and employee benefits	48,917	50,612	(1,695)
Operating expenses	14,331	15,018	(687)
Real estate operating expenses	30,930	29,071	1,859
Investment related expenses	5,909	6,460	(551)
Depreciation and amortization	24,861	22,144	2,717
Total costs and expenses	124,948	123,305	1,643
Income (loss) before taxes	77,853	86,390	(8,537)
Income tax expense (benefit)	1,737	4,913	(3,176)
Net income (loss)	$76,116	$81,477	$(5,361)

Investment Overview

Activity for the nine months ended September 30, 2024 included fundings of $71.8 million and paydowns of $1.1 billion, which contributed to a $1.1 billion decrease of commercial mortgage loans. Activity for the nine months ended September 30, 2024 included securities purchases of $583.2 million, sales of $10.6 million and $208.6 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $367.3 million. We acquired $48.8 million in real estate via foreclosure. In addition, we purchased $6.7 billion of short-term U.S. Treasury securities during the nine months ended September 30, 2024, of which $6.4 billion matured during the nine months ended September 30, 2024.

Activity for the nine months ended September 30, 2023 included originating and funding $61.4 million and paydowns of $559.9 million, which contributed to a $514.1 million decrease of commercial mortgage loans. Activity for the nine months ended September 30, 2023 included securities purchases of $76.6 million, sales of $17.8 million and $173.0 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $110.8 million. In addition, we purchased $3.5 billion of short-term U.S. Treasury securities during the nine months ended September 30, 2023, of which $2.8 billion matured during the nine months ended September 30, 2023.

Net Interest Income

The $26.2 million decrease in interest income was primarily attributable net payoffs within our loan portfolio, partially offset by an increase in income from collection of deferred interest from the resolution of a previously modified loan, and an increase in interest on short-term U.S. Treasury securities due to purchases. There was a $1.0 billion decrease in average loan investments from $3.7 billion for the nine months ended September 30, 2023 to $2.7 billion for the nine months ended September 30, 2024. There was a $29.9 million increase in average securities investments from $502.0 million for the nine months ended September 30, 2023 to $531.9 million for the nine months ended September 30, 2024.

The $13.7 million decrease in interest expense is primarily related to lower outstanding balances on our securities and loan repurchase facilities and the payoff of our FHLB borrowings as well as a reduction in expense as a result of redemptions of our Notes, partially offset by the issuance of our 2031 Notes.

As of September 30, 2024, the weighted average yield on our mortgage loan receivables was 9.2%, compared to 9.7% as of September 30, 2023. As of September 30, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.0%, compared to 7.2% as of September 30, 2023. The decrease in the rate on borrowings against our mortgage loan receivables from September 30, 2023 to September 30, 2024 was primarily due to decreases in prevailing interest rates. As of September 30, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 50.7% of the carrying value of our mortgage loan receivables, compared to 49.9% as of September 30, 2023.

As of September 30, 2024 and September 30, 2023, the weighted average yield on our securities was 6.8%. As of September 30, 2024, we did not have any borrowings against our securities. As of September 30, 2023, the weighted average interest rate on borrowings against our securities was 5.8%. As of September 30, 2023, we had outstanding borrowings secured by our securities equal to 24.5% of the carrying value of our real estate securities.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2024, the weighted average interest rate on mortgage borrowings against our real estate assets was 6.0%, compared to 5.9% as of September 30, 2023. As of September 30, 2024, we had outstanding borrowings secured by our real estate equal to 72.4% of the carrying value of our real estate, compared to 64.8% as of September 30, 2023.

Provision for (release of) Loan Loss Reserves

The provision for the nine months ended September 30, 2024 of $13.9 million was primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loans as a result of repayments. During the nine months ended September 30, 2024, we charged-off $5.0 million of an existing allowance related to an office property in Oakland, California. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

The provision for the nine months ended September 30, 2023 was $19.1 million. The increase in provision associated with the general reserve during the nine months ended September 30, 2023 was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $1.5 million in real estate operating income was primarily attributable to operating income earned on seven properties acquired via foreclosure between September 30, 2023 and September 30, 2024 for which there was no operating income during the nine months ended September 30, 2023, offset by the sale of five properties.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the nine months ended September 30, 2024, we recorded $0.6 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the nine months ended September 30, 2023, we did not sell any conduit loans and recorded $1.1 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The increase of $4.1 million of gain on real estate, net during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily the result of the sales of three multifamily portfolios, one retail portfolio and one office property during the nine months ended September 30, 2024 compared to one sale of a hotel property during the nine months ended September 30, 2023.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $7.3 million increase in fee and other income was primarily due to the timing of loan payoffs and late fees received for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Net Result from Derivative Transactions

Net result from derivative transactions of $3.9 million was comprised of a realized gain of $5.5 million and an unrealized loss of $1.6 million for the nine months ended September 30, 2024. Net result from derivative transactions of $6.7 million was comprised of a realized gain of $6.9 million and an unrealized loss of $0.2 million for the nine months ended September 30, 2023. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2024 was primarily related to changes in interest rates during the nine months ended September 30, 2024. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Gain on Extinguishment of Debt

Gain on extinguishment of debt totaled $0.2 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company retired: (1) $5.8 million of principal of the 2025 Notes for a repurchase price of $5.8 million, recognizing a $20 thousand net gain on extinguishment of debt after recognizing $11 thousand of unamortized debt issuance costs associated with the retired debt; and (2) $2.0 million of principal of the 2029 Notes for a repurchase price of $1.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $21 thousand of unamortized debt issuance costs associated with the retired debt.

Gain on extinguishment of debt totaled $10.6 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt; (2) $38.9 million of principal of the 2027 Notes for a repurchase price of $31.8 million, recognizing a $6.8 million net gain on extinguishment of debt after recognizing $0.3 million of unamortized debt issuance costs associated with the retired debt; and (3) $12.1 million of principal of the 2029 Notes for a repurchase price of $9.4 million, recognizing a $2.5 million net gain on extinguishment of debt after recognizing $0.1 million of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $1.7 million in compensation expense is primarily due to a decrease in bonus compensation expense for the nine months ended September 30, 2024 as compared nine months ended September 30, 2023.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the nine months ended September 30, 2024 as compared to September 30, 2023 of $0.7 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The increase of $1.9 million from the nine months ended September 30, 2024 to September 30, 2023 was primarily due to operating expenses from seven properties that were acquired via foreclosure between September 30, 2023 and September 30, 2024, for which there was no operating expense during the nine months ended September 30, 2023, partially offset by the sale of one hotel property during the nine months ended September 30, 2023.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The decrease during the nine months ended September 30, 2024 as compared to September 30, 2023 of $0.6 million was primarily attributable to a decrease in loan related expenses as a result of a smaller loan portfolio.

Depreciation and Amortization

The $2.7 million increase in depreciation and amortization during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to the timing of acquisitions of property via foreclosure that occurred after September 30, 2023, partially offset by the sale of one hotel property during the nine months ended September 30, 2023.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in expense of $3.2 million during the nine months ended September 30, 2024 as compared to September 30, 2023 is primarily a result of changes in income generated by our TRSs.
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

Cash, Cash Equivalents and Restricted Cash

We held cash and cash equivalents of $1.6 billion and restricted cash of $12.3 million as of September 30, 2024. We held cash and cash equivalents of $1.0 billion and restricted cash of $15.4 million as of December 31, 2023.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$194,042	$122,205
Net cash provided by (used in) investing activities	733,670	602,662
Net cash provided by (used in) financing activities	(304,441)	(516,639)
Net increase (decrease) in cash, cash equivalents and restricted cash	$623,271	$208,228

Nine months ended September 30, 2024

We experienced a net increase in cash, cash equivalents and restricted cash of $623.3 million for the nine months ended September 30, 2024, reflecting cash provided by operating activities of $194.0 million, cash provided by investing activities of $733.7 million and cash used in financing activities of $(304.4) million.

Net cash provided by operating activities of $194.0 million was primarily driven by net interest income and net increases in operating income on our real estate portfolio and related to the timing of purchases of $79.7 million of U.S. Treasury securities purchased and not yet settled on its consolidated balance sheet.

Net cash provided by investing activities of $733.7 million was driven by $1.1 billion of repayment from mortgage loan receivables, $208.4 million in repayments on securities, $57.6 million in proceeds from sale of real estate and $10.6 million of proceeds from sale of securities, partially offset by $(583.0) million in purchases of securities and $(71.8) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(304.4) million was primarily as a result of net repayments of borrowings of $(194.9) million, $(88.8) million of dividend payments, $(8.9) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(2.0) million purchase of treasury stock, and $(9.6) million in deferred financing cost.

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
Unencumbered Assets

As of September 30, 2024, we held unencumbered cash of $1.6 billion, unencumbered loans of $683.9 million, unencumbered securities of $819.8 million, unencumbered real estate of $179.3 million and $345.1 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2023, we held unencumbered cash and cash equivalents of $1.0 billion, unencumbered loans of $1.1 billion, unencumbered securities of $342.8 million, unencumbered real estate of $160.8 million and $394.2 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2024 are set forth in the table below ($ in thousands):

September 30, 2024
Committed loan repurchase facilities	$244,525
Uncommitted securities repurchase facilities	—
Total repurchase facilities	244,525
Mortgage loan financing(1)	513,781
CLO debt(2)	776,096
Senior unsecured notes(3)	2,050,930
Total debt obligations, net	$3,585,332

(1)Presented net of unamortized debt issuance costs of $1.2 million and net of premiums of $3.9 million as of September 30, 2024.
(2)Presented net of unamortized debt issuance costs of $0.2 million as of September 30, 2024.
(3)Presented net of unamortized debt issuance costs of $16.9 million as of September 30, 2024.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of September 30, 2024 and December 31, 2023. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed Loan Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity as of September 30, 2024. As of September 30, 2024, the Company had $244.5 million of borrowings outstanding, with an additional $911.5 million of committed financing available. As of December 31, 2023, the Company had $605.0 million of borrowings outstanding, with an additional $637.0 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2024.

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

Revolving Credit Facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. Borrowings under the Revolving Credit Facility incur interest at a fixed margin of 2.50% over the index rate, with reductions in the fixed margin upon the achievement of investment grade credit ratings. On January 25, 2024, the Company amended its Revolving Credit Facility to extend the final maturity date to January 25, 2029. As of September 30, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $513.8 million and $437.8 million, net of unamortized premiums of $3.9 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.6 million of premium amortization, which decreased interest expense for the nine months ended September 30, 2024 and 2023. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 8.78%, and, as of September 30, 2024, have anticipated maturity dates between 2024 and 2034, with an average term of 3.5 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $530.2 million and $474.7 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company executed six and 16 new term debt agreements, respectively, to finance properties in its real estate portfolio with carrying amounts of $13.0 million and $81.9 million, respectively. During the three and nine months ended September 30, 2023, the Company did not execute any term debt agreements.

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

As of September 30, 2024, the Company had $776.1 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.2 million were included in CLO debt as of September 30, 2024.

As of December 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.1 million were included in CLO debt as of December 31, 2023.

Borrowings from the Federal Home Loan Bank (“FHLB”)

As of September 30, 2024, the Company had no debt outstanding with the FHLB.

As of December 31, 2023, Tuebor had $115.0 million of borrowings outstanding, with terms of 0.3 years to 0.75 years (with a weighted average of 0.57 years), interest rates of 5.76% to 5.88% (with a weighted average of 5.82%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2023, collateral for the borrowings was comprised primarily of $140.3 million of CMBS.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $879.0 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2024. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.
Senior Unsecured Notes

As of September 30, 2024, the Company had $2.1 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $322.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”). The 2031 Notes were issued during the three months ended September 30, 2024 with an aggregate principal balance of $500.0 million.

As of December 31, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million of the 2025 Notes, $611.9 million of the 2027 Notes and $635.9 million of the 2029 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of September 30, 2024 and 2023. The Notes are presented net of unamortized debt issuance costs of $16.9 million and $11.8 million as of September 30, 2024 and December 31, 2023, respectively.
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

During the nine months ended September 30, 2024, the Company repurchased $5.8 million of the 2025 Notes and $2.0 million of the 2029 Notes, recognizing a net gain on extinguishment of debt of $20 thousand and $0.2 million, respectively.

Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2024, the Company has a remaining amount available for repurchase of $73.6 million, which represents 5.0% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.60 per share on such date. Refer to Note 10, Equity Structure and Accounts, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2024 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
March 1, 2024 - March 31, 2024	60,000	(647)
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
September 1, 2024 - September 30, 2024	100,001	(1,190)
Authorizations remaining as of September 30, 2024		$73,598

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

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $1.1 billion for the nine months ended September 30, 2024 and $531.8 million for the nine months ended September 30, 2023. Repayment of real estate securities provided net cash of $208.4 million for the nine months ended September 30, 2024, and $173.0 million for the nine months ended September 30, 2023.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $82.5 million of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment, which were sold into securitizations that are treated as financings under GAAP, for the nine months ended September 30, 2024. There were no proceeds from sales of mortgage loans for the nine months ended September 30, 2023.

Proceeds from the Sale of Securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $10.6 million for the nine months ended September 30, 2024, and $17.8 million for the nine months ended September 30, 2023.

Proceeds from the Sale of Real Estate

There were $57.6 million of proceeds from sales of real estate for the nine months ended September 30, 2024. There were $13.6 million of proceeds from sales of real estate for the nine months ended September 30, 2023.

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

Contractual Obligations

Contractual obligations as of September 30, 2024 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$397,886	$205,033	$24,598	$128,055	$755,572
Senior unsecured notes	—	321,953	611,939	1,133,919	2,067,811
Interest payable(3)	109,625	139,498	77,674	28,168	354,965
Other funding obligations(4)	14,444	—		—	14,444
Operating lease obligations	558	4,426	4,537	11,039	20,560
Total	$522,513	$670,910	$718,748	$1,301,181	$3,213,352

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
(2)Total does not include $776.3 million of consolidated CLO debt obligations and the related debt issuance costs of $0.2 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2024 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2024. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $43.4 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of September 30, 2024, our off-balance sheet arrangements consisted of $58.4 million of unfunded commitments of mortgage loan receivables held for investment. 74% of these unfunded commitments would only be funded upon the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2023, our off-balance sheet arrangements consisted of $204.0 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

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

During 2024, management reviewed and evaluated these critical accounting policies and estimates and believes they are appropriate. Our significant accounting policies are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report. The following is a list of accounting policies that require more significant estimates and judgments:

•Allowance for loan losses
•Acquisition of real estate
•Identified intangible assets and liabilities
•Impairment or disposal of long lived assets
•Variable interest entities
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

The Company designates a loan as a non-accrual loan generally when: (i) the principal or coupon interest components of loan payments become 90-days past due; or (ii) in the opinion of the Company, recovery of principal and coupon interest is doubtful. Interest income on non-accrual loans in which the Company reasonably expects a recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost basis. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received. A loan will be charged-off when management has determined principal and coupon interest is no longer realizable and deemed non-recoverable.

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The provision for loan losses for the three months ended September 30, 2024 and September 30, 2023 was $3.1 million and $7.5 million, respectively, and $13.9 million and $19.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The allowance for loan losses at September 30, 2024 and December 31, 2023 was $52.8 million and $43.9 million, respectively. The allowance includes $0.5 million and $0.7 million of reserves for unfunded commitments at September 30, 2024 and December 31, 2023, respectively. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of September 30, 2024 and December 31, 2023, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were two properties classified as held for sale as of September 30, 2024. There were no properties classified as held for sale as of December 31, 2023. We did not record any impairments of real estate for the nine months ended September 30, 2024 or September 30, 2023.

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

Reconciliation of Non-GAAP Financial Measures

Distributable Earnings

During the first quarter of 2024, the Company refined its definition of distributable earnings and its descriptions of the adjustments to GAAP income. The refined definition and descriptions do not change how distributable earnings or adjustments to GAAP income are calculated for prior, current or future periods. The Company utilizes distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP measures certain non-cash expenses and unrealized results as well as eliminating timing differences related to conduit securitization gains and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations because management believes that it may be a useful performance measure; and (ii) because our board of directors considers distributable earnings in determining the amount of quarterly dividends. In addition, we believe it is useful to present distributable earnings prior to charge-offs of allowance for credit losses to reflect our direct operating results and help existing and potential future holders of our Class A common stock assess the performance of our business excluding such charge-offs. Distributable earnings prior to charge-offs of allowance for credit losses is used as an additional performance metric to consider when declaring our dividends.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	September 30,	June 30,
	2024	2024
Income (loss) before taxes	$28,463	$31,036
Net (income) loss attributable to noncontrolling interests in consolidated ventures	351	224
Our share of real estate depreciation, amortization and gain adjustments (1)	7,514	(1,398)
Adjustments for derivative results and loan sale activity (2)	128	2,345
Unrealized (gain) loss on fair value securities	(5)	19
Adjustment for impairment (3)	3,063	5,055
Non-cash stock-based compensation	3,177	3,117
Distributable earnings prior to charge-off of allowance for credit losses	$42,691	$40,398
Charge-off of allowance for credit losses (3)	(5,023)	—
Distributable earnings	$37,668	$40,398

(1)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Three Months Ended
		September 30,	June 30,
		2024	2024
	Total GAAP depreciation and amortization	$8,146	$8,413
	Depreciation and amortization related to non-rental property fixed assets	(110)	(109)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(111)	(108)
	Our share of operating lease income from above/below market lease intangible amortization	(425)	(430)
	Our share of real estate depreciation and amortization	7,500	7,766
	Accumulated depreciation and amortization on real estate sold (a)	—	(9,146)
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	14	(18)
	Our share of real estate depreciation, amortization and gain adjustments	$7,514	$(1,398)

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

		Three Months Ended
		September 30,	June 30,
		2024	2024
	GAAP realized gain/loss on sale of real estate, net	$315	$12,543
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(315)	(3,397)
	Accumulated depreciation and amortization on real estate sold	$—	$9,146

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):
		Three Months Ended
		September 30,	June 30,
		2024	2024
	GAAP net results from derivative transactions	$766	$(617)
	Realized results of loan sales, net (a) (b)	(198)	1,558
	Unrealized lower of cost or market adjustments related to loans held for sale	(1,092)	541
	Amortization of premium on mortgage loan financing included in interest expense (b)	(216)	(190)
	Recognized derivative results	868	1,053
	Adjustments for derivative results and loan sale activity	$128	$2,345

(a) Includes realized gains from sales of conduit mortgage loans collateralized by net lease properties in our real estate segment of $0.1 million and $1.8 million and net hedge related gain (loss) on such mortgage loan sales of $(0.3) million and $(0.2) million, for the three months ended September 30, 2024 and June 30, 2024, respectively.

(b) Prior to the first quarter of 2024, the Company presented these adjustments within “Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization.”

(3)
During the three months ended September 30, 2024, the Company recorded a provision for loan loss of $3.1 million. In addition, the Company determined a portion of the allowance for loan loss to be non-recoverable and charged-off $5.0 million.

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2024 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on September 30, 2024, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(31,661)	$2,897
Increase by 1.00%	32,140	(2,682)

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 66.4% as of September 30, 2024 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of September 30, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes during the three months ended September 30, 2024 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended September 30, 2024 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 31, 2024	—	—	—	74,788
August 1, 2024 - August 31, 2024	—	—	—	74,788
September 1, 2024 - September 30, 2024	100,001	11.90	100,001	73,598

Total	100,001	$10.75	100,001	$73,598

(1)On July 27, 2022 the Board authorized repurchases up to $50.0 million in aggregate. On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On October 22, 2024, the Board of Directors (the “Board”) of Ladder Capital Corp (the “Company”) adopted and approved, effective immediately, amended and restated bylaws of the Company (as amended and restated, the “Amended and Restated Bylaws”).

The Amended and Restated Bylaws, among other things, revise and clarify the scope of certain procedures and disclosure requirements set forth in the bylaw provisions for stockholders to provide advance notice of director nominations and business proposals to be brought at a meeting of stockholders (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act); and make certain administrative, modernizing, clarifying and conforming changes.

The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is attached as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated By-Laws of Ladder Capital Corp, dated October 22, 2024.
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	101.SCH* iXBRL Schema Document.
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

LADDER CAPITAL CORP
(Registrant)

Date: October 25, 2024	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: October 25, 2024	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer