Form 10-K
period 2024-12-31
Ladder Capital Corp
filed 2025-02-10
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,276,191,725 as of June 30, 2024, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $11.29 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2025
Class A common stock, $0.001 par value	127,106,481
Class B common stock, $0.001 par value	—

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

2

LADDER CAPITAL CORP

FORM 10-K
December 31, 2024

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
•the impact of the new U.S. presidential administration on the regulatory landscape and capital markets;
•increasing geopolitical uncertainty, including the broader impacts of the Ukraine-Russia and Hamas-Israel conflicts and escalating global tensions such as those between the U.S. and China;
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
4

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

5

REFERENCES TO LADDER CAPITAL CORP

Ladder Capital Corp is a holding company, and its primary assets are a controlling equity interest in Ladder Capital Finance Holdings LLLP (“LCFH”) and in each series thereof, directly or indirectly. Unless the context suggests otherwise, references in this report to “Ladder,” “Ladder Capital,” the “Company,” “we,” “us” and “our” refer to Ladder Capital Corp and its consolidated subsidiaries.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.9 billion of commercial real estate loans from our inception in October 2008 through December 31, 2024. During this timeframe, we also acquired $14.1 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.1 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2024, we originated $16.9 billion of conduit loans, of which $16.9 billion were sold into 74 CMBS securitizations, making us, by volume, one of the largest non-bank contributors of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

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

Ladder was founded in October 2008 and we completed our initial public offering in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2024, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of December 31, 2024 ($ in thousands):

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of December 31, 2024, we held a portfolio of 53 balance sheet first mortgage loans with an aggregate book value of $1.6 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.6% at December 31, 2024.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2024, we held a portfolio of 4 mezzanine loans with an aggregate book value of $11.6 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 72.3% at December 31, 2024.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $26.9 million at December 31, 2024.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of December 31, 2024, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 58.9% at December 31, 2024.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of December 31, 2024, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of December 31, 2024, we owned 151 single tenant net leased properties with an undepreciated book value of $604.9 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2024, our net leased properties comprised a total of 3.5 million square feet, 100% leased with an average age since construction of 20 years and a weighted average remaining lease term of 7.6 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the year ended December 31, 2024, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of December 31, 2024, we owned 53 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $299.5 million. During the year ended December 31, 2024, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of December 31, 2024 ($ in millions):

Securities

We invest in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. We invest primarily in CMBS, including CRE CLOs, secured by first mortgage loans on commercial real estate. These investments provide a stable and attractive base of net interest income and help us manage our liquidity and hyper-amortization features included in many of these securities positions help mitigate potential credit losses in the event of adverse market conditions. We have significant in-house expertise in the evaluation and trading of these securities, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. In the future, we may invest in CMBS securities or other securities that are unrated.

As of December 31, 2024, the estimated fair value of our portfolio of CMBS investments totaled $1.1 billion in 99 CUSIPs ($10.7 million average investment per CUSIP). Included in the $1.1 billion of CMBS securities are $9.1 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 97.6% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of December 31, 2024:

AA / Aa
4%
A / A
2%
BBB / Baa / other
3%
AAA / Aaa
91%

As of December 31, 2024, our CMBS investments had a weighted average duration of 2.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2024, by property count and market value, respectively, 60.5% and 68.6% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.8% and 12.4%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 5.6% by property count and 0.1% to 8.3% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of December 31, 2024, the carrying value of our unconsolidated ventures was $19.9 million.

United States Treasury Securities. We invest in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheet. As of December 31, 2024, we held $1.1 billion of U.S. Treasury securities classified as cash and cash equivalents on our consolidated balance sheet.

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

Financing

Our finance team evaluates each new loan origination for secured financing in the CLO market or via committed loan repurchase facilities from leading financial institutions. We also maintain a significant pool of unencumbered assets and evaluate the benefits of financing any loan against the advantages of keeping the loan unencumbered. We endeavor to match the characteristics and expected holding periods of our assets with available financing options, as well as our short- and long-term cash needs, to determine the appropriate financing approaches. These financing strategies are vital to managing our asset/liability risk and liquidity risk. Additionally, we supplement our financing approaches with hedging, primarily through standard derivative instruments, to prudently manage our interest rate and credit spread exposures. Refer to “Our Financing Strategies” for further information.

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

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties. In addition to cash flow from operations, we fund our operations and investment strategy through a diverse array of funding sources, including:

•Unsecured corporate bonds
•Revolving credit facility
•CLO transactions
•Secured loan and securities repurchase facilities
•Non-recourse mortgage debt
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

Unsecured Corporate Bonds

As of December 31, 2024, we had $2.0 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $295.7 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” and collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”). The 2031 Notes were issued during the year ended December 31, 2024 with an aggregate principal balance of $500.0 million.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $3.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of December 31, 2024.

CLO Debt

As of December 31, 2024, we had $601.4 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the loans in the CLO, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans at a 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained control over major decisions made with respect to the administration of the loans in the CLO, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of December 31, 2024, we had $62.7 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to multiple uncommitted master repurchase agreements with several counterparties to finance our investments in securities. The securities that serve as collateral for these borrowings are typically AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional cash collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess cash collateral.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2024, we executed 16 new term debt agreements to finance properties in our real estate portfolio with a carrying amount of $81.9 million. Our mortgage loan financings have primarily fixed rates ranging from 4.39% to 8.09%, mature between 2025 and 2034 and total $446.4 million as of December 31, 2024. These long-term non-recourse mortgages include net unamortized premiums of $3.7 million at December 31, 2024, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The loans are collateralized by real estate and related lease intangibles, net, of $451.9 million as of December 31, 2024.

Revolving Credit Facility

The Company’s Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.25 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin. The margin for borrowings is adjustable based on the Company’s credit rating and is between 77.5 basis points and 170 basis points. As of December 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

Following the date on which the Company has received an investment grade rating from at least two rating agencies, the Revolving Credit Facility will be automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries will be terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) will be released and discharged from all obligations as a guarantor and/or pledgor. There is no guarantee that the Company will achieve or maintain an investment grade rating.

Hedging Strategies

We may enter into interest rate and credit spread derivative contracts to mitigate our exposure to changes in interest rates and credit spreads. We generally seek to hedge the interest rate risk on the financing of assets that have a duration longer than five years, including newly-originated conduit first mortgage loans and securities if long enough in duration. We monitor our asset profile and our hedge positions to manage our interest rate and credit spread exposures, and we seek to match fund our assets according to the liquidity characteristics and expected holding periods of our assets.

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

Our borrowings under certain financing agreements and our committed repurchase facilities are subject to maximum consolidated leverage ratio limits (either a fixed ratio ranging from 3.5:1.0 to 4.0:1.0, or a maximum ratio based on our asset composition at the time of determination), minimum net worth requirements (ranging from $400.0 million to $871.4 million), minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. Leverage ratio limits exclude CLO financing for purposes of this covenant calculation. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

We are in compliance with all covenants as described in this Annual Report as of December 31, 2024.

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

Regulation

Our operations are subject, in certain instances, to supervision and regulation by U.S. federal and state governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, certain of our subsidiaries’ businesses may rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act of 1940, as amended (the “Investment Company Act”), and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third-parties who we do not control.
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

Although we reserve the right to modify our business methods at any time, as of December 31, 2024, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the Securities and Exchange Commission (“SEC”) or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2024, we employed 54 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Human Capital Management and Corporate Culture

Ladder is a dynamic company that is distinguished by the talent and dedication of our team and is committed to building and developing diverse, interconnected and engaged employees who work collaboratively to advance the Company’s goals. Our “tone at the top” promotes a culture of transparency, accountability, and ethical behavior. As a firm with just 54 employees as of December 31, 2024, Ladder’s flat management structure and open-door policy provide all employees with daily access to our senior management. The board maintains oversight of human capital management and corporate culture and gains insight at regular board and committee meetings about specific Company human resources initiatives, including talent engagement, attraction, and retention.

Workforce Composition and Cultivation

With two female co-founders, gender diversity and equality have always been important to Ladder. We are committed to cultivating an environment where every individual’s contributions are valued, and where mutual respect and dignity are foundational principles. We maintain an anti-discrimination, harassment, and retaliation policy that is reviewed and updated at least annually, along with required annual employee training. We regularly evaluate our workforce composition, recruitment methods, and professional development initiatives to identify opportunities for ongoing enhancement, with the aim of nurturing and preserving a workforce that reflects a wide range of talents and perspectives.

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

We use employee experience surveys to solicit feedback on topics such as job satisfaction and employee activities. We use the information from these surveys to guide management engagement, decision-making, and strategy.

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

Market Risks Related to Our Investments
•We cannot predict the effect that government policies, laws, and interventions adopted in response to an inflationary environment or the impact of changes in the U.S. political environment, including as a result of the change in administration, on our business and the markets in which we operate.
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

Risks Related to Our Portfolio
•The repayment of mortgage loans may be limited by factors such as: federal, state and local laws, including bankruptcy, insolvency and other debtor and tenant relief laws; their non-recourse and potentially illiquid nature; our evaluation of the creditworthiness of borrowers and the underlying properties, including environmental issues and a property’s income potential; our ability to manage credit risk and modify or restructure non-performing loans; the sufficiency of reserves; subordination; the lack of full control as a participant or co-lender; and insurance coverage.
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
•Current and future venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on venture partners’ financial condition and liquidity and disputes between us and our partners.
•Our investments in CMBS and other real estate-related securities are generally subject to losses.
•Our determinations of fair value may have a material impact on our financial condition and results of operations.

Risks Related to Our Indebtedness

•Our business is leveraged, which could lead to greater losses than if we were not as leveraged.
•There can be no assurance that we will be able to access financing on favorable terms, or at all, and restrictive covenants and the potential need for additional collateral may limit our ability to fully pursue our business strategies.
•Any credit ratings assigned to the debt securities we issue or our investments could be downgraded, which could have a material impact on our financial condition, liquidity and results of operations.
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
•Our captive insurance subsidiary is subject to insurance laws.
•Certain of our entities have and may in the future make loans to other of our entities on other-than-arms’-length terms.
•Our exemption from registration under the Investment Company Act imposes significant limits on our operations.
•Risks associated with climate change may adversely affect our business, financial results and reputation.
•Actual or perceived environmental, social and governance matters may cause additional costs, reputational harm or investors to cease allocating capital to us, all of which could adversely affect our business and results of operations.

Risks Related to Hedging
•We may choose to hedge our risks or not, and both choices could expose us to potential losses.
•Hedging transactions may be subject to clearing and/or margin requirements and not have a liquid secondary market.

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

General Risk Factors
•Our business model and our investment, asset allocation and financing policies, may not be successful.
•Failure to maintain effective internal controls and the complexity of accounting and tax rules, characterized by significant judgment and assumptions, could materially affect the accuracy and timeliness of our financial statements.
•Cybersecurity threats and security breaches could cause significant business disruption and possibly compromise sensitive information, damage our reputation, and subject us to regulatory scrutiny.
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
Risks Related to Our Operations
The allocation of capital among our business lines may vary, which may adversely affect our financial performance and liquidity.
In executing our business plan, we regularly consider the allocation of capital to our various commercial real estate business lines, including: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. The allocation of capital among such business lines may vary due to market conditions, the expected relative return on equity of each activity, the judgment of our management team, the demand in the marketplace for commercial real estate loans and securities and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our business lines or fail to optimize our investment and capital raising opportunities, our liquidity and financial performance may be adversely affected.

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

We operate using financial models and according to proprietary underwriting criteria in a highly competitive market for lending and other investment opportunities, which may limit our ability to originate or acquire desirable loans and other investments in our target assets and/or our ability to finance and yield a certain return on our investments.
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
Market Risks Related to Our Investments
We cannot predict the effect that government policies, laws, and interventions adopted in response to an inflationary environment or the impact of changes in the U.S. political environment, including as a result of the change in administration, on our business and the markets in which we operate.
The U.S. Government and the Federal Reserve took significant actions in response to the inflationary environment in the U.S. in recent years, creating a great deal of volatility in financial and mortgage markets. For example, the tightening of monetary policy to address inflationary concerns drove a rapid and significant increase in interest rates, which resulted in a decline in commercial real estate transactions and an increased risk of economic distress for commercial property owners. Volatility in interest rates and credit spreads made the purchase and sale of real estate by potential borrowers challenging, which in turn affects the frequency of commercial real estate financing opportunities. There can be no assurance as to how actions taken by the U.S. Government or the Federal Reserve will affect the short- or long-term efficiency, liquidity, and stability of the financial and mortgage markets.

Moreover, uncertainty with respect to the actions discussed above combined with uncertainty surrounding legislation, regulation and government policy at the federal, state and local levels, including as a result of the change in administration, have introduced new and difficult-to-quantify macroeconomic and geopolitical risks with potentially far-reaching implications. There has been a corresponding increase in uncertainty with respect to interest rates, tariffs, inflation, foreign exchange rates, trade volumes and trade, fiscal and monetary policy. Inflation has also increased our operating costs in recent years. New legislative, regulatory or policy changes could significantly impact our business and the markets in which we operate. To the extent changes in the political environment have a negative impact on the financial and mortgage markets, our business, results of operations, financial condition and ability to make distributions to our shareholders could be materially and adversely impacted.

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
Income from, and the value of, our investments may be adversely affected by many factors that are beyond our control, including, but not limited to:

•volatility and adverse changes in international, national and local economic and market conditions, including contractions in market liquidity for mortgage loans and mortgage-related assets and tenant bankruptcies;
•changes in interest rates, inflation, credit spreads, prepayment rates and in the availability, costs and terms of financing;
•changes in rates of default or recovery rates;
•changes in generally accepted accounting principles in the United States (“GAAP”);
•changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;
•downturns in the markets for mortgage-backed securities and other asset-backed and structured products, and commercial real estate;
•the broader impacts of global tensions such as the Ukraine-Russia and Middle East conflicts; and
•civil unrest, terrorism, acts of war, outbreaks of communicable diseases, nuclear or radiological disasters, climate change and natural disasters.

Any significant dislocations, illiquidity or volatility in the real estate and securitization markets, including the markets for commercial real estate related securities, as well as global financial markets and the economy generally, could adversely affect our business and financial results. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future. Challenging economic conditions affect the financial strength of many commercial, multifamily and other tenants and result in increased rent delinquencies and decreased occupancy. Economic challenges have in the past and may in the future lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multifamily and manufactured housing community real estate. When a borrower is, or is expected, to be delinquent on payments, we may exercise our judgment to designate the loan as non-accrual and cease recognizing interest income on that loan, directly impacting our profitability. Additionally, we may increase our loan loss reserve to set aside more capital to cover potential losses, which can reduce our shareholders’ equity. However, each of these judgments carries the risk of being incorrect, and if we decide not to take any action, it could result in further losses.

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
Sales by online retailers continue to increase, and many retailers operating brick and mortar stores have made online sales a vital piece of their business. Some of our debt and equity investments involve exposure to the ongoing operations of brick-and-mortar retailers. Although many of the retailers operating in the properties underlying our debt and/or equity investments include pharmacies and/or sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping and other forms of self-service may cause declines in brick-and-mortar sales generated by certain of tenants at these properties and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future.

Technology and remote work policies, including hybrid schedules, have and will continue to impact the use of office space. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and renting shared workspaces. These trends have led to more efficient workspace layouts and higher percentages of employees working remotely at least part of the week and, therefore, a decrease in leased office space. The continuing impact of technology and remote work policies could result in tenants utilizing less office space (including downsizing upon renewal), or in tenants seeking office space outside of the typical central business district. The increase in hybrid work schedules and the diminishing allure of urban living and socializing near workplaces also present a risk to adjacent retail and multifamily spaces. These trends could continue to cause an increase in vacancy rates and a decrease in demand for new supply, negatively impacting the value of our debt and equity investments.

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
While the U.S. Federal Reserve recently cut its benchmark interest rates, it raised rates during 2022 and 2023 at the fastest pace since the 1980s. Although current rates remain below 1980s levels, they are considered significantly elevated by recent standards.

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

We are also exposed to the risk of increased prepayments or defaults by any mortgage underlying a security that we own at a premium. Any principal paydown diminishes the amount outstanding in these securities and reduces the yield to us. Conversely, if we purchase securities at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit from declining interest rates less than other fixed income securities. Because our portfolio is comprised of both discount assets and premium assets, our portfolio may be adversely affected by changes in prepayments in any interest rate environment. Before purchasing a security, we judge the likelihood of prepayment based on certain prepayment and default parameters and our own experience. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our judgment and, accordingly, result in losses to our business.

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
Risks Related to Our Portfolio
The vast majority of the mortgage loans that we originate or purchase, and those underlying the CMBS and other real estate-related securities in which we invest, are non-recourse loans and our credit management and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.
Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, particularly in relation to declining economic conditions or significant market disruptions, or they may not be cost effective. Our underwriting process, due diligence efforts or hedging strategies, if any, may not be effective or sufficient. Loan servicing companies or our operating partners may not cooperate with our loss mitigation efforts, or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as operating partners and property managers, may not perform in a manner that promotes our interests. As a result, delay of foreclosures could delay resolution and increase ultimate loss severities.

Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS and other real estate-related securities in which we invest, are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in many cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower (e.g., a specific guaranty relating to completion, carry, interest rate caps, reserve replenishments or payment), there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower is deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

The commercial real estate mortgages and other commercial real estate-related loans we provide, the commercial mortgage loans underlying the CMBS and other real estate-related securities in which we may invest, and the real estate that we own are subject to the ability of the commercial property to generate net operating income (“NOI”).
The commercial real estate mortgage loans and other commercial real estate-related loans we provide, the commercial mortgage loans underlying the securities in which we may invest, and the real estate that we own are subject to the ability of the commercial property to generate NOI (and not the independent income or assets of the borrower in the case of mortgage loans). Any reductions in NOI increase the risks of delinquency, foreclosure and default, which could result in losses to us. NOI of an income-producing property can be affected by many factors, including, but not limited to:

•the ongoing need for capital improvements, particularly in older structures;
•changes in general or local market conditions;
•increases in property taxes and other operating expenses;
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
•challenges to the owner’s claim of title to the real property;
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
•casualty and condemnation;
•uninsured or underinsured losses, such as possible acts of theft, terrorism, social unrest or civil disturbances;
•a decline in the operational performance of a facility on the real property (such facilities may include multifamily rental facilities, office properties, retail facilities, hospitality facilities, healthcare-related facilities, industrial facilities, warehouse facilities, restaurants, mobile home facilities, recreational or resort facilities, parking lot facilities or other facilities); and
•large-scale fire, earthquake or severe weather-related damage to, or the effect of climate change on, the property and/or its operations.

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

Consumer demand, combined with tight labor markets, increased government spending, and supply chain imbalances have created inflationary pressure on the economy in recent years. Increased operating costs could stress property performance and thus mortgage loan performance.
Consumer demand, combined with tight labor markets, increased government spending and supply chain imbalances have created inflationary pressure on the U.S. economy in recent years. Inflation, along with governmental measures to control inflation, including significant increases to interest rates, coupled with public speculation about possible future governmental measures (such as tariffs) to be adopted, has had significant negative effects on national, regional and local economies.

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
Loans may be or become non-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations. Such loans may require anything from minor modifications to a substantial amount of workout negotiations and/or restructuring, which may divert attention from other activities and may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal of the loan and significant legal costs. A loan could also be designated as non-accrual during the collection and/or foreclosure process, which in turn would have a negative effect on our operating results. Moreover, the ability to implement a successful modification or restructuring entails a high degree of uncertainty, and we may not be able to implement any such modification or restructuring on favorable terms or at all. The financial or operating difficulties relating to the distressed or non-performing loan may never be overcome.

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
The success of our origination or acquisition of investments significantly depends on the financial healthy of the borrowers and tenants underlying such investments. We assess the strength and skills of that entity’s management and other factors that we believe are material to the performance of the investment using our own resources and, in some cases, an investigation by third parties.

In making a judgment regarding the creditworthiness and skills of a borrower or sponsor and in making many decisions related to our portfolio, we will depend on information obtained from public and non-public sources and the borrower or sponsor, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide range of information. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, we may misinterpret or incorrectly analyze this information, which may cause us to originate or purchase loans that we otherwise would not have originated or purchased and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.

Further, third-party diligence reports on mortgaged properties and the properties we own are made as of a point in time and are therefore limited in scope. Appraisals and engineering and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the properties we acquire and the mortgaged properties underlying our investments at or about the time of origination. These reports are not guarantees of present or future value or property condition. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the properties may have fluctuated significantly since the appraisals were performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items.

There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Insurance on the real estate underlying our loans and investments may not be available or cover all losses, and this shortfall could result in both loss of cash flow from and a decrease in the asset value of the affected property.
The borrower, or we as property owner and/or originating lender, might not purchase enough or the proper types of insurance coverage to cover all losses.

In addition, there are certain types of losses, generally of a catastrophic nature, such as natural disasters and extreme weather events, pandemics, terrorism or acts of war or civil unrest that may be uninsurable or not economically insurable. A carrier can determine they will no longer take on these risks and not offer them at renewal or on new policies. Furthermore, inflation, frequency and intensity of natural catastrophes, changes in the reinsurance market, changes in building codes and ordinances and other factors have in the past and may in the future impact the availability and cost of insurance. Certain locations (especially those in specialty hazard areas) are seeing changes in availability of coverages or limited availability for stated limits (e.g., named storm, flood and other specialty coverages) and shifts to higher premiums and deductibles on all coverages, especially special form coverages like earthquake and named storm. Further, recent and potentially future legislation shifting liability to property owners, in some cases with strict liability without defense against the injured, may create challenges in obtaining insurance to cover such risks at commercially reasonable rates, if available at all, which can result, if certain uninsured or underinsured injuries occur, in financial distress for property owners regardless of a lack of negligence and/or litigation costs for lenders foreclosing upon or taking title to such properties.

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

The factors outlined above might make insurance proceeds insufficient to repair or replace a given property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured or underinsured loss could result in both loss of cash flow from and a decrease in the asset value of the affected property. Additionally, higher insurance costs will reduce the NOI of the properties underling our debt and equity investments, increasing the risks of delinquency, foreclosure and default, which could adversely affect our return on investment and result in losses to us.

Provisions for loan losses are difficult to estimate. Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.
We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. We must evaluate existing conditions on our debt investments to make determinations to record loan loss reserves on these specific investments. If our reserves for credit losses prove inadequate, we could suffer losses which could have a material adverse effect on our financial performance.

The Company estimates its current expected credit losses (“CECL”) pursuant to ASC, Topic 326 “Financial Instruments - Credit Losses,” (collectively, the “CECL Standard”). Under the CECL Standard, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment, held-to-maturity debt securities, and available for sale debt securities, including related future funding commitments. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. While the CECL Standard does not require any particular method for determining the CECL allowance, it does specify that the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. The CECL Standard may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses, such increase could adversely affect our business, financial condition and results of operations.

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

Our investments in subordinate loans, subordinate participation interests in loans, preferred equity and subordinate and/or unrated securities rank junior to other senior debt and we may be unable to recover our investment in these interests.
We may originate or acquire subordinate loans (including mezzanine loans secured by equity in the property), subordinate participation interests in loans (often referred to as B-Notes) and subordinate rated and/or unrated securities (including, without limitation, certain “risk retention” interests required to be retained by certain participants in securitization transactions). In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or a non-recourse carve-out guarantor, or the assets of the borrower or non-recourse carve-out guarantors may not be sufficient to satisfy the loan and our legal costs. In addition, certain of our loans may be subordinate to other debt of the borrower. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

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

When we participate in a public securitization, certain risk retention rules apply. The risk retention rules generally require that either: (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued; (ii) the sponsor or certain third party purchasers retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for third party purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of one or more subordinate tranches; or (iii) a combination of (i) and (ii). The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators and/or, upon satisfaction of certain requirements, a third party purchaser. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred or financed. Therefore, such risk retention interests would be generally illiquid and may not be easily financed. As a result of the risk retention rules, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans.

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

The Company carefully monitors the progress of work at properties that serve as collateral underlying its commercial mortgage loans, including the progress of capital expenditures, construction, leasing and business plans in light of current market conditions. However, future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and required reserve re-balancings and the borrower or tenant being unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to pay its obligations to us. Where a borrower has failed to meet its obligations, we could determine that we need to modify the loan or advance funds to protect the collateral, which could result in our funding more money than we originally anticipated in order to maximize the value of our investment, even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.

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
A substantial portion of our real estate investments are subject to net leases. A net lease requires the tenant to pay, in addition to the fixed rent, some or all of the property expenses that normally would be paid by the property owner. These properties subject to net leases will generally be occupied by a single tenant and, therefore, the success of these investments will be materially dependent on the financial stability of each such tenant (or, sometimes, its parent entity) and the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. Although absent a rejection in bankruptcy, the tenant would be obligated to continue paying rent, parent entities of certain of our net leased tenants have announced plans for store closures. A default of any such tenant on its lease payments would cause a loss the revenue from the property and force the owner, whether it be us or the borrower, to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, the owner may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment and re-letting the property. If a lease is terminated, the owner may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

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

The leases at the properties underlying commercial real estate loans, securities or properties held by us may not be relet or renewed on favorable terms, or at all, which may result in a reduction in our net income, and as a result we may be required to reduce or eliminate cash distributions to shareholders.
Our investments in real estate and real estate-related assets may be pressured when economic conditions and rental markets are challenging. For instance, upon expiration or early termination of leases for space located at a property, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We or the borrower may be receiving above market rental rates which will decrease upon renewal, which would adversely impact income and could harm the ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we or the borrower are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if reserves for these purposes prove inadequate, we may experience a reduction in net income and may be required to reduce or eliminate cash distributions to shareholders.

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
•fraud or other misconduct by our partners;
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
•our partner may experience a change of control, which could result in new management of our partner with less experience or conflicting interests to ours and be disruptive to our business;
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
We currently invest in, and may continue to invest in, CMBS, a specific type of structured finance security. CMBS, including CRE CLOs, are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgage loans or interests therein having a multi-family or commercial use, such as retail space, office buildings, industrial or warehouse properties, hotels, nursing homes and senior living centers. Accordingly, investments in CMBS are subject to the various risks described herein which relate to the pool of underlying assets in which the CMBS represents an interest. The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on the performance of the servicer or special servicer. We will bear the risk of loss on any CMBS we purchase.

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

Subject to certain limits, we may also make investments in real estate-related equity or debt securities, including, but not limited to, those issued by REITs and real estate companies. These investments involve special risks relating to the particular issuer, including its financial condition, liquidity, results of operations, financial obligations, business and prospects.

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
The value of some of our investments may not be readily determinable or may be unreliable. We will value these investments quarterly at fair value under GAAP. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. Our determinations of fair value may have a material impact on our earnings, in the case of impaired loans and other assets, trading securities and available-for-sale securities that are subject to the CECL Standard or impairment review, or our accumulated other comprehensive income/(loss) in our shareholders’ equity, in the case of available-for-sale securities that are subject only to temporary impairments.

We regularly evaluate our loans and real estate for indicators of credit deterioration and impairment. These indicators include, but are not limited to, deteriorating operational performance, declining market conditions, and insufficient liquidation value. If impairment indicators are present, we may record an impairment to reduce the carrying value of such asset to its estimated fair value. Such impairment analyses are subject to significant judgment and the accuracy and interpretation of various data sources, including: (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates; (ii) site inspections; and (iii) current credit spreads and other market data.

We utilize an internal model as our primary pricing source to develop prices for our CMBS and U.S. Agency securities. To confirm our own valuations, we request prices for each of our securities investments from third-party dealers and pricing services that employ various techniques, including discussion with their internal trading desks and the use of proprietary models and matrix pricing. The Company has access to review in detail, the inputs used by these third parties in developing their fair value estimates. On a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. Furthermore, in general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
Risks Related to Our Indebtedness
Our business is leveraged, which could lead to greater losses than if we were not as leveraged.
We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings may take the form of unsecured corporate debt, bank credit facilities, repurchase agreements, warehouse lines of credit and Ladder-sponsored CLO issuances. We may also issue debt or equity securities to fund our growth. The type and percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, credit ratings, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimates of the stability of our investment portfolio’s cash flow. In addition, a significant portion of our borrowings are based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

Incurring debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in: (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all; (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements; (iii) enforcement of set-off rights against other assets; and/or (iv) the loss of some or all of our assets to foreclosure or sale;
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
•our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;
•we may be restricted from capitalizing on business opportunities;
•we may be placed at a competitive disadvantage compared to our competitors that have less debt;

•we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all;
•we may have increased difficulty in satisfying our financial obligations;
•we may be limited by our ability to borrow additional funds for working capital, acquisitions, debt service requirements, execution of our business strategy or other general partnership purposes;
•if we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with REIT requirements regarding the composition of our assets and our sources of income, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory;
•we will have increased exposure to risks if the counterparties of our debt obligations are impacted by credit market turmoil or exposure to financial, regulatory or other pressures; and
•we may have increased difficulty complying with applicable regulatory requirements.

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
Our master repurchase agreements with various counterparties and any other financing we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which could force us to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity or to otherwise reduce the amount of leverage we use to finance our business, which could cause significant losses. If we cannot meet these margin calls, the lender or counterparty could accelerate our indebtedness, enforce set-off rights against other assets, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we would likely incur a loss on our repurchase transactions.

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

There is no assurance that we will be able to obtain, maintain or renew our financing on terms or advance rates favorable to us or at all. If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be negatively impacted. Our access to additional sources of financing depends upon a number of factors, over which we have little or no control, including but not limited to:
•general market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of our corporate debt and Class A common stock.

A dislocation and/or weakness in the capital and credit markets could adversely affect our ability to issue corporate debt securities and could also cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, such actions could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or an unfavorable price.

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

Furthermore, any financing facility that we enter into or bonds we issue may be subject to conditions and restrictive financial and operating covenants, which may limit our ability to take specific actions, even if we believe them to be in our best interest. For example, the indentures governing our unsecured bonds subject us to, among other things, a maximum ratio of indebtedness to equity and a minimum level of unencumbered assets. Our ability to comply with restrictive covenants and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events. To the extent we breach a covenant or cannot satisfy a condition, such financing may not be available to us, or may be required to be repaid in full or in part, which could limit our ability to pursue our business strategies. We may also be subject to cross-default, set-off and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, any default could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes or to maintain our exemption from registration under the Investment Company Act.

Any credit ratings assigned to debt securities we issue could be downgraded, which could have a material impact on our financial condition, liquidity and results of operations.
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

The Company has also disclosed its intention to achieve investment grade ratings and has outlined the steps taken in an effort to reach this goal. However, there is no guarantee that the Company will obtain or maintain these ratings. The pursuit of an investment grade rating may require us to adhere to specific financial metrics and operational constraints, which could limit our flexibility in making strategic business decisions. Additionally, achieving and maintaining such ratings may necessitate changes in our capital structure, dividend policy, or investment strategies, potentially impacting our growth and profitability. Furthermore, the Company may decide to discontinue this strategy at any time, which could lead to a reassessment of our financial goals and operational plans.

Our use of leverage may create a mismatch between the duration of financing and the life of the investments made using the proceeds of such financing, as well as between the index of our investments and the index of our leverage.
We generally intend to structure our leverage such that we minimize the differences between the term of our investments and the term of the leverage we use to finance such investments. However, under certain circumstances, we may determine not to do so or we may be unable to do so. In the event that our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage, which would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which would negatively impact our desired leveraged returns.

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
We have financed certain of our shorter-term loans by contributing them into CLO transactions in which we retained securities rated below-investment grade. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt, because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Often CLOs contain loans that are more transitional than loans contributed to conduit securitizations. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. For example, reinvestment or exchange of loans into a CLO is subject to pre-approval by certain rating agencies. Finally, the risk retention rules impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO (as described above). These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

Market demand may limit our ability to issue CLOs and access their associated financing capacity. In addition, CLOs may not be actively traded and are relatively illiquid investments, and volatility in CLO trading market may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans (or foreclosure assets), prepayments on underlying loan and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact of these changes on such class.

As a result of the requirements of the risk retention rules, if we purchase a horizontal subordinate strip of a CLO to satisfy the risk retention rules, we would not be able to dispose of those subordinate interests during the required risk retention period, which may increase our risk of loss.

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
Our subsidiary, Ladder Capital Asset Management LLC (“LCAM”), is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, assets under management, fiduciary duties to advisory clients, an effective compliance program, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. LCAM currently provides investment advisory services solely to Ladder-sponsored CLO Issuers. The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. Non-compliance with the Advisers Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.
Our subsidiary that operates as a captive insurance company is subject to insurance laws.
We have organized a captive insurance company, Tuebor (the “captive”), to provide coverage previously self-insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. During 2024, the captive entered “dormant” status, meaning the entity and insurance license still exist, but the captive is not actively writing ongoing insurance coverage. The captive is regulated by the State of Michigan and is subject to regulations that cover all aspects of its business, including a requirement to maintain a certain minimum net capital. Violation of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. Although less likely following the “dormant” status, the captive could also be found to be in violation of the insurance laws of states other than Michigan (i.e., states where insureds are located), in which case, fines and penalties could apply from those states.

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

Risks associated with climate change may adversely affect our business, financial results, and reputation.
The physical risks of climate change may result in increased costs and losses to Ladder and its borrowers. Extreme weather and natural disasters, such as earthquakes, hurricanes, tornadoes, tsunamis, fires and floods, may impact our properties and those serving as collateral for our loans in the short- to medium-term, requiring repairs and restoration of damaged properties and/or retrofitting such properties to better withstand such disasters. Changes in precipitation patterns and variability in weather patterns, rising mean temperatures and rising sea levels are longer-term physical risks to our business. Both our borrowers and we, as property owners in high-risk areas, face challenges in obtaining proper insurance, paying higher premiums, and meeting higher deductibles.

Beyond physical risks, climate change presents transition risks as we and our borrowers adapt to a low-carbon economy. Changes in consumer preferences and new legislative or regulatory requirements could increase our costs or necessitate additional technology and capital investments, potentially adversely affecting our operations. The potential devaluation of carbon-intensive properties by investors and the rapid pace of such devaluation may negatively affect the value and liquidity of our properties and the properties underlying our collateral. While the ultimate scope and impact of climate-related rules and legislation on our business and our borrowers remain uncertain, compliance could lead to increased legal, accounting, and financial compliance costs, making some activities more difficult, time-consuming, and costly, and placing strain on our and our borrowers’ personnel, systems, and resources.

In 2024, the SEC issued final rules regarding the enhancement and standardization of mandatory climate-related disclosures for investors. These rules mandate the disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions for certain public companies. The rules are stayed pending litigation and the future of the rules is uncertain. At the state level, California enacted legislation in 2023 that requires certain companies doing business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions with third-party assurance, and to issue public reports on their climate-related financial risk and related mitigation measures. Additionally, companies making certain climate-related claims must provide enhanced disclosures regarding the achievement of such claims.

Climate change also poses reputational risks for Ladder. Companies must navigate a changing legal and policy landscape of differing regulatory views and evolving international, federal, state, and local laws and regulations. Recent years have highlighted the risks of evolving standards and overcommitting to climate-related initiatives. See “Actual or perceived environmental, social and governance matters may cause us to incur additional costs or reputational harm or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations.”

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

Regardless of the industry, investors’ increased focus related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of a company’s ESG practices or ratings. If we do not adapt to or comply with ESG ratings, investor or other stakeholder expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, we may suffer from reputational damage and our business, financial condition, and/or stock price could be materially and adversely affected. ESG rating agencies and our stakeholders may look to us to implement more or different ESG policies, procedures, standards or goals in order to improve our ratings, continue engaging with us, remain invested in us, or before they make further investments in us. In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve. As a result, our selection of ESG disclosure frameworks and topics may change from time to time, may result in a lack of comparative data from period to period, or differ from the expectations of our shareholders and other stakeholders. To the extent investors focused on ESG ratings or matters are not satisfied with our ESG ratings or progress, we may not be able to raise sufficient capital, which may adversely affect our revenues. Relatedly, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, and can present numerous operational, reputational, financial, legal and other risks, any of which could have negative impact on our business, reputation and stock price. Additionally, adverse incidents with respect to ESG activities could impact our reputation or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities.

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
•we may have to limit our use of hedging techniques that might otherwise be advantageous or to implement those hedges through a taxable REIT subsidiary (“TRS”) to comply with REIT requirements, increasing the cost of our hedging activities because our TRSs would be subject to tax on gains and hedging-related losses in our TRSs will generally not provide any tax benefit, except for losses carried forward against future taxable income in the TRSs; and
•we may purchase a hedge that turns out not to be necessary (i.e., a hedge that is out of the money).

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
•publication of research reports, including by short sellers, or speculation in the press or the investment community, about us or the commercial real estate industry or the failure of securities analysts to cover our Class A common stock;
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. The value of our interests in and, therefore, the amount of assets held in a TRS may also be restricted by our need to qualify for an exemption from registration as an investment company under the Investment Company Act. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns and the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, franchise, property and transfer taxes, mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% prohibited transaction tax that applies to certain gains derived by a REIT from dealer property or inventory, we intend to hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular corporate rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted on an arm’s length basis. There can be no assurances, however, that we will be able to avoid application of the 100% excise tax. The payment of any of these taxes would decrease cash available for distribution to our shareholders.

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

Further, to qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

A subsidiary REIT currently owns 100% of the equity interests in each taxable mortgage pool created by our securitizations. While we believe that we have structured our securitizations such that the above taxes would not apply to our shareholders with respect to taxable mortgage pools held by our subsidiary REIT, our subsidiary REIT is in part owned by our TRS, which will pay corporate level tax on any income that it may be allocated from the subsidiary REIT. In addition, such subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, shareholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then: (i) our subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT; and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

Finally, in the event that mortgage-backed securities or any debt instruments we are treated as holding pursuant to our investments in mortgage-backed securities are delinquent as to mandatory principal and interest payments, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

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

We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or any increase in the level of such distributions in the future or that the level of any distributions we do make to our shareholders will achieve a market yield or increase or even be maintained over time.

If we were to make a taxable distribution of shares of our Class A common stock, shareholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.
We may distribute taxable dividends that are payable in cash and shares of our Class A common stock. Taxable shareholders receiving such distributions would be required to include the full amount of such distribution as income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a shareholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, shareholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a shareholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our Class A common stock with respect to which any withholding tax is imposed on a non-U.S. shareholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our shareholders determine to sell shares of our Class A common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our Class A common stock.

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

While a reduced tax rate of up to 20% currently applies to “qualified dividend income” paid by non-REIT “C” corporations to domestic shareholders that are individuals, trusts and estates, distributions of ordinary income payable by REITs are generally not eligible for these reduced rates. However, pursuant to the 2017 Tax Cuts and Jobs Act, such domestic shareholders may generally be allowed to deduct from their taxable income one-fifth of the ordinary dividends payable to them by REITs for taxable years beginning before January 1, 2026. This deduction would amount to a reduction in the effective tax rate on REIT dividends as compared to prior law. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.

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

Our taxable income is calculated differently than net income based on GAAP.
Our taxable income may substantially differ from our net income based on GAAP. For example, interest income on our mortgage-related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Refer to Note 15, Income Taxes, to our consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report, for additional information.

Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common equity. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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
Our management team is authorized to follow broad investment guidelines that have been approved by our board of directors and has great latitude within those guidelines to determine which assets make proper investments for us. Those investment guidelines, as well as our financing strategy, asset allocation or policies with respect to hedging, investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without the consent of our shareholders. There can be no assurance that any business model or business plan of ours will prove accurate, that our management team will be able to implement such business model or business plan successfully in the future or that we will achieve our performance objectives. Any business model of ours, including any underlying assumptions and predictions, merely reflect our assessment of the short- and long-term prospects of the business, finance and real estate markets in which we operate and should not be relied upon in determining whether to invest in our Class A common stock. Any change in our business model could result in our purchasing assets or entering into financing or hedging transactions in which we have no or limited experience with or that are different from, and possibly riskier than the assets, financing and hedging transactions described in this Annual Report. Changes in our investment strategy, financing strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately and timely report our financial results.
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
Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include but are not limited to: (i) assessing the adequacy of the allowance for loan loss reserves; (ii) determining the fair value of investment securities; (iii) assessing impairments on securities; (iv) allocation of purchase price for acquired or foreclosed real estate; (v) determining the fair value of collateral acquired through foreclosure; (vi) assessing impairments on real estate held for use or held for sale; (vii) designating loans as non-accrual; (viii) transfers of financial assets; (ix) securitization transactions; and (x) consolidation of variable interest entities.

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

Cybersecurity threats, information technology (“IT”) system failures, or other security breaches could cause significant business disruption and could possibly compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties and could harm our business and our reputation and subject us to regulatory scrutiny.
We rely on the efficacy of our cybersecurity/IT policies, systems and processes developed and managed by our Cybersecurity Team in order to protect our technology assets from IT outages, cybersecurity incidents and intrusions. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. The rise of high-profile security breaches by hackers, foreign governments, and other malicious actors has resulted in an increased risk of a security breach or IT disruption. Simultaneously, the state, federal and international regulatory environment related to information security, data collection and use, and privacy has become increasingly rigorous, with new and constantly changing requirements potentially applicable to our business. The SEC adopted the new cybersecurity rules on July 26, 2023.

We do not offer consumer products and therefore do not generally collect or maintain consumer personal data. We do, however, have access to financial and other potentially sensitive information of our borrowers, guarantors and other counterparties, in addition to confidential employee information, which we store in our IT systems. Our information technology and infrastructure has been and likely will continue to be subject to security threats or breaches as a result of internal error, negligence or external misconduct. Use of artificial intelligence (“AI”) technologies by bad actors to facilitate cyberattacks or commit fraud may increase the likelihood or such attacks or the adverse impact of such attacks. For example, AI technologies may be used to create targeted phishing attacks, generate realistic deepfake content, and automate social engineering techniques. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our business and employees, and while we conduct commercially reasonable due diligence on these vendors, these third parties are subject to their own cybersecurity threats. Incidents may include unauthorized access to our data assets, phishing attacks, account takeovers, business email compromise, social engineering, denial of service, malicious software, ransomware that encrypts critical data as part of a scheme to extort payment, and other electronic or cybersecurity breaches. The results of a significant security incident could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, financial theft, theft of personal information, intellectual property or other sensitive or confidential data, increased cybersecurity protection costs, liability for notification of, and losses suffered by, individuals whose data is accessed or stolen as a result of a breach, regulatory fines and penalties, and reputational damage adversely affecting customer or investor confidence. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against all forms of attack. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to the circumstances relating to any particular breach. Even if we or our vendors are not targeted directly, cyberattacks on U.S. federal, state and local governments, financial markets, financial institutions, supply chain vendors, or other businesses have occurred in the past and may occur in the future and could disrupt our normal business operations.

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

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cybersecurity threats or other security breaches could cause significant business disruption and could possibly compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties, along with the emerging use of AI, could harm our business and our reputation and subject us to regulatory scrutiny” in Part I, Item 1A. “Risk Factors” for additional information.

Ladder leverages a senior cybersecurity team (the “Cybersecurity Team”) comprised of the Chief Technology Officer (“CTO”), Chief Administrative Officer and General Counsel (the “GC”), Chief Compliance Officer (the “CCO”) and Senior Regulatory Counsel, as well as senior representatives from Ladder’s outsourced technology firm. The Cybersecurity Team maintains Ladder’s cybersecurity program, which is designed to identify, detect and manage cybersecurity risks. The Cybersecurity Team monitors technology trends and developments to inform improvements and adjustments to Ladder's information technology (“IT”) infrastructure and oversees the Company's various cybersecurity training initiatives.

The members of the Cybersecurity Team have extensive on-the-job experience in cybersecurity matters, sharing responsibility for cybersecurity, as well as for regulatory, compliance and/or IT. Ladder’s CTO has over 20 years of experience in the design, engineering, implementation, and management of information technology, including as the founder of an IT managed servicer provider for professional and financial services companies. The GC helped establish and continues to oversee the Company’s cybersecurity risk management framework, including a best practice approach to cybersecurity governance, testing and diligence. The CCO helps ensure adherence to regulatory standards and helps refine our cybersecurity policies and training initiatives.

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
Item 2. Properties

We lease our corporate headquarters office at 320 Park Avenue, 15th Floor, New York, New York, 10022. The Company also leases a regional office in Miami, Florida. Refer to Schedule III included in Item 8 of this Annual Report on Form 10-K for a listing of investment properties owned as of December 31, 2024.
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

Holders

On January 31, 2025, the Company had 20 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on January 31, 2025 was $11.21. On January 31, 2025, the Company had no Class B common shareholders of record and no Class B common stock outstanding.

Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2024, the Company repurchased 711,191 shares of Class A common stock at an average of $11.31 per share for a total aggregate purchase price of $8.0 million. As of December 31, 2024, the Company has a remaining amount available for repurchase of $67.6 million, which represents 4.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.19 per share on such date.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the three months ended December 31, 2024 ($ in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2024 - October 31, 2024	14,131	$11.23	14,131	$73,439
November 1, 2024 - November 30, 2024	69,000	11.43	69,000	72,651
December 1, 2024 - December 31, 2024	448,369	11.26	448,369	67,604
Total	531,500	$11.28	531,500	$67,604

(1)         On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval.
(2)    Amount excludes commissions paid associated with share repurchases.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2024, relating to the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) and 2023 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2023 Omnibus Incentive Plan”) pursuant to which equity securities of the Company were authorized for issuance.

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

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period December 31, 2019 through December 31, 2024 to the FTSE NAREIT Mortgage REIT Index, the Standard & Poor’s Index (“S&P 500 Index”) and the Bloomberg REIT Mortgage Index. For this Annual Report, the Company has changed its comparable REIT Index from the Bloomberg REIT Mortgage Index to the FTSE NAREIT Mortgage REIT Index, given the Bloomberg REIT Mortgage Index was discontinued in 2024. We retained the Bloomberg REIT Mortgage Index for this year for comparison purposes until the index was no longer available, but will not include that index in our stock performance graph going forward. The closing price of the Company’s Class A common stock on December 31, 2019 (on which the graph is based) was $18.04. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Total Shareholder Returns
Based upon initial investment of $100 on December 31, 2019 (1)

200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
Dec. 2019
Mar. 2020
Jun. 2020
Sep. 2020
Dec. 2020
Mar. 2021
Jun. 2021
Sep. 2021
Dec. 2021
Mar. 2022
Jun. 2022
Sep. 2022
Dec. 2022
Mar. 2023
Jun. 2023
Sep. 2023
Dec. 2023
Mar. 2024
Jun. 2024
Sep. 2024
Dec. 2024
LADR
FTSE NAREIT Mortgage REITs Index
Bloomberg REIT Mortgage Index
S&P 500 Index

	Ladder Capital Corp	FTSE NAREIT Mortgage REIT Index	S&P 500 Index	Bloomberg REIT Mortgage Index (2)
December 31, 2019	$100.00	$100.00	$100.00	$100.00
December 31, 2020	$59.42	$79.57	$116.26	$76.65
December 31, 2021	$76.11	$91.00	$147.52	$88.69
December 31, 2022	$70.18	$69.23	$118.84	$71.20
December 31, 2023	$83.43	$80.07	$147.64	$77.75
December 31, 2024	$86.75	$78.16	$182.05	$74.59

(1)         Dividend reinvestment is assumed at quarter end.
(2)    Bloomberg REIT Mortgage Index was discontinued on February 29, 2024. Returns are shown until its discontinuation.

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

Results of Operations

A discussion regarding our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Year ended December 31, 2024 compared to the year ended December 31, 2023

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,
	2024	2023	Difference
Net interest income
Interest income	$358,625	$407,284	$(48,659)
Interest expense	221,537	245,097	(23,560)
Net interest income (expense)	137,088	162,187	(25,099)
Provision for (release of) loan loss reserves, net	13,933	25,096	(11,163)
Net interest income (expense) after provision for (release of) loan loss reserves	123,155	137,091	(13,936)
Other income (loss)
Real estate operating income	98,681	96,950	1,731
Net result from mortgage loan receivables held for sale	30	(523)	553
Gain (loss) on real estate, net	25,277	8,808	16,469
Fee and other income	18,700	8,931	9,769
Net result from derivative transactions	5,420	1,481	3,939
Earnings (loss) from investment in unconsolidated ventures	(79)	758	(837)
Gain on extinguishment of debt	188	10,718	(10,530)
Total other income (loss)	148,217	127,123	21,094
Costs and expenses
Compensation and employee benefits	60,671	63,618	(2,947)
Operating expenses	19,193	19,503	(310)
Real estate operating expenses	40,568	37,587	2,981
Investment related expenses	7,718	8,847	(1,129)
Depreciation and amortization	32,327	29,914	2,413
Total costs and expenses	160,477	159,469	1,008
Income (loss) before taxes	110,895	104,745	6,150
Income tax expense (benefit)	3,448	4,244	(796)
Net income (loss)	$107,447	$100,501	$6,946

Investment Overview

Activity for the year ended December 31, 2024 included fundings of $195.2 million and paydowns of $1.7 billion, which contributed to a $1.6 billion decrease in commercial mortgage loans. Activity for the year ended December 31, 2024 included securities purchases of $898.0 million, sales of $32.2 million and $276.8 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $595.3 million. Activity for the year ended December 31, 2024 included real estate investment sales of $102.3 million and acquisitions in real estate via foreclosure of $48.8 million. In addition, we purchased $10.0 billion of short-term U.S. Treasury securities during the year ended December 31, 2024, of which $10.0 billion matured during the year ended December 31, 2024.

Activity for the year ended December 31, 2023 included fundings of $68.4 million and paydowns of $726.7 million, which contributed to a $0.8 billion decrease in commercial mortgage loans. Activity for the year ended December 31, 2023 included securities purchases of $144.0 million, sales of $17.8 million and $232.1 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $102.0 million. We acquired $87.6 million in real estate via foreclosure and received proceeds from the sale of real estate of $43.3 million as a result of the sale of one investment. In addition, we purchased $5.2 billion of short-term U.S. Treasury securities during the year ended December 31, 2023, of which $4.3 billion matured during the year ended December 31, 2023.

Net Interest Income

The $48.7 million decrease in interest income was primarily attributable net payoffs within our loan portfolio, partially offset by an increase in income from collection of deferred interest from the resolution of a previously modified loan, and an increase in interest earned on real estate securities and short-term U.S. Treasury securities due to purchases. There was a $1.1 billion decrease in average loan investments from $3.6 billion for the year ended December 31, 2023 to $2.5 billion for the year ended December 31, 2024. There was a $151.9 million increase in average securities investments from $495.5 million for the year ended December 31, 2023 to $647.4 million for the year ended December 31, 2024.

The $23.6 million decrease in interest expense is primarily related to lower outstanding balances on our securities and loan repurchase facilities and the payoff of our FHLB borrowings as well as a reduction in expense as a result of redemptions of our Notes, partially offset by the issuance of our 2031 Notes.

As of December 31, 2024, the weighted average yield on our mortgage loan receivables was 9.3%, compared to 9.6% as of December 31, 2023. As of December 31, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.4%, compared to 7.5% as of December 31, 2023. The decrease in the rate on borrowings against our mortgage loan receivables from December 31, 2023 to December 31, 2024 was primarily due to decreases in prevailing interest rates. As of December 31, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 42.4% of the carrying value of our mortgage loan receivables, compared to 53.1% as of December 31, 2023.

As of December 31, 2024 the weighted average yield on our securities was 6.0%, compared to 6.1% as of December 31, 2023. As of December 31, 2024, we did not have any borrowings against our securities. As of December 31, 2023, the weighted average interest rate on borrowings against our securities was 5.8%. As of December 31, 2023, we had outstanding borrowings secured by our securities equal to 24.0% of the carrying value of our real estate securities.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2024, the weighted average interest rate on mortgage borrowings against our real estate assets was 6.0%, compared to 5.9% as of December 31, 2023. As of December 31, 2024, we had outstanding borrowings secured by our real estate equal to 66.6% of the carrying value of our real estate, compared to 60.3% as of December 31, 2023.

Provision for (release of) Loan Loss Reserves

The provision for the year ended December 31, 2024 of $13.9 million was primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loans as a result of repayments. During the year ended December 31, 2024, we charged-off $5.0 million of an existing allowance related to an office property in Oakland, California. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

The provision for the year ended December 31, 2023 was $25.1 million. The increase in provision associated with the general reserve during the year ended December 31, 2023 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $1.7 million in real estate operating income was primarily attributable to operating income earned on properties acquired via foreclosure during the years ended December 31, 2023 and December 31, 2024, partially offset by sales during the same periods. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the year ended December 31, 2024, we recorded $29.8 thousand of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the year ended December 31, 2023, we recorded $0.5 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The increase of $16.5 million of gain on real estate, net during the year ended December 31, 2024 compared to the year ended December 31, 2023 was the result of property sales during the year ended December 31, 2024 compared to property sales during the year ended December 31, 2023. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest. The $9.8 million increase in fee and other income was primarily due to more payoffs of loans for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Net Result from Derivative Transactions

Net result from derivative transactions of $5.4 million was comprised of a realized gain of $7.3 million and an unrealized loss of $1.9 million for the year ended December 31, 2024. Net result from derivative transactions of $1.5 million was comprised of a realized gain of $1.9 million and an unrealized loss of $0.4 million for the year ended December 31, 2023. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2024 was primarily related to changes in interest rates during the year ended December 31, 2024.

Gain on Extinguishment of Debt

Gain on extinguishment of debt totaled $0.2 million for the year ended December 31, 2024. During the year ended December 31, 2024, the Company retired: (1) $32.1 million of principal of the 2025 Notes for a repurchase price of $32.0 million, recognizing an $11 thousand net gain on extinguishment of debt after recognizing $51 thousand of unamortized debt issuance costs associated with the retired debt; and (2) $2.0 million of principal of the 2029 Notes for a repurchase price of $1.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $21 thousand of unamortized debt issuance costs associated with the retired debt.

Gain on extinguishment of debt totaled $10.7 million for the year ended December 31, 2023. During the year ended December 31, 2023, the Company retired: (1) $16.2 million of principal of the 2025 Notes for a repurchase price of $14.8 million, recognizing a $1.3 million net gain on extinguishment of debt after recognizing $(72) thousand of unamortized debt issuance costs associated with the retired debt; (2) $38.9 million of principal of the 2027 Notes for a repurchase price of $31.8 million, recognizing a $6.8 million net gain on extinguishment of debt after recognizing $0.3 million of unamortized debt issuance costs associated with the retired debt; and (3) $13.1 million of principal of the 2029 Notes for a repurchase price of $10.3 million, recognizing a $2.6 million net gain on extinguishment of debt after recognizing $0.2 million of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $2.9 million in compensation expense is primarily due to a decrease in bonus compensation expense for the year ended December 31, 2024 as compared year ended December 31, 2023.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the year ended December 31, 2024 as compared to December 31, 2023 of $0.3 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The increase of $3.0 million from the year ended December 31, 2023 to December 31, 2024 was primarily due to operating expenses from properties that were acquired via foreclosure during the years ended December 31, 2023 and December 31, 2024, partially offset by the sales during the same periods. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The decrease during the year ended December 31, 2024 as compared to December 31, 2023 of $1.1 million was primarily attributable to a decrease in loan related expenses as a result of a smaller loan portfolio.

Depreciation and Amortization

The $2.4 million increase in depreciation and amortization during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to the timing of acquisitions of property via foreclosure that occurred after December 31, 2023, partially offset by the sale of one hotel property during the year ended December 31, 2023.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in expense of $0.8 million during the year ended December 31, 2024 as compared to December 31, 2023 is primarily a result of changes in income generated by our TRSs.
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

To ensure that Ladder can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including: (1) cash and cash equivalents; (2) cash generated from operations; (3) proceeds from debt financing; (4) principal repayments on investments including mortgage loans and securities; (5) proceeds from securitizations and sales of loans; (6) proceeds from the sale of securities; (7) proceeds from the sale of real estate; and (8) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis and have the ability to use our significant unencumbered asset base to further finance our business.

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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds; (2) an unsecured Revolving Credit Facility; (3) CLO issuances; (4) committed and uncommitted secured funding provided by banks and other lenders; and (5) long term non-recourse mortgage financing.

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

Cash Flows

We held cash and cash equivalents of $1.3 billion and restricted cash of $12.6 million as of December 31, 2024. We held cash and cash equivalents of $1.0 billion and restricted cash of $15.4 million as of December 31, 2023.

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$133,921	$180,604
Net cash provided by (used in) investing activities	932,761	793,503
Net cash provided by (used in) financing activities	(796,586)	(557,766)
Net increase (decrease) in cash, cash equivalents and restricted cash	$270,096	$416,341

Year ended December 31, 2024

We experienced a net increase in cash, cash equivalents and restricted cash of $270.1 million for the year ended December 31, 2024, reflecting cash provided by operating activities of $133.9 million, cash provided by investing activities of $932.8 million and cash used in financing activities of $(796.6) million.

Net cash provided by operating activities of $133.9 million was primarily driven by net interest income and net increases in operating income on our real estate portfolio.

Net cash provided by investing activities of $932.8 million was driven by $1.6 billion of repayment from mortgage loan receivables, $276.6 million in repayments on securities, $102.3 million in proceeds from sale of real estate and $32.2 million of proceeds from sale of securities, partially offset by $(898.0) million in purchases of securities and $(195.2) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(796.6) million was primarily as a result of net repayments of borrowings of $(644.8) million, $(117.7) million of dividend payments, $(8.9) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(6.5) million purchase of treasury stock, and $(18.3) million in deferred financing cost.

Year ended December 31, 2023

We experienced a net increase in cash, cash equivalents and restricted cash of $416.3 million for the year ended December 31, 2023, reflecting cash provided by operating activities of $180.6 million, cash provided by investing activities of $793.5 million and cash used in financing activities of $(557.8) million.

Net cash provided by operating activities of $180.6 million was primarily driven by net interest income and net increases in operating income on our real estate portfolio.

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
Unencumbered Assets

As of December 31, 2024, we held unencumbered cash of $1.3 billion, unencumbered loans of $689.7 million, unencumbered securities of $1.1 billion, unencumbered real estate of $213.4 million and $409.1 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2023, we held unencumbered cash and cash equivalents of $1.0 billion, unencumbered loans of $1.1 billion, unencumbered securities of $342.8 million, unencumbered real estate of $160.8 million and $394.2 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2024 are set forth in the table below ($ in thousands):

December 31, 2024
Committed loan repurchase facilities	$62,738
Uncommitted securities repurchase facilities	—
Total repurchase facilities	62,738
Mortgage loan financing(1)	446,397
CLO debt(2)	601,429
Senior unsecured notes(3)	2,025,053
Total debt obligations, net	$3,135,617

(1)Presented net of unamortized debt issuance costs of $1.1 million and net of premiums of $3.7 million as of December 31, 2024.
(2)Presented net of unamortized debt issuance costs of $0.1 million as of December 31, 2024.
(3)Presented net of unamortized debt issuance costs of $16.5 million as of December 31, 2024.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of December 31, 2024 and December 31, 2023. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed Loan Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity as of December 31, 2024. As of December 31, 2024, the Company had $62.7 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. As of December 31, 2023, the Company had $605.0 million of borrowings outstanding, with an additional $637.0 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2024.

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

Uncommitted Securities Facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving Credit Facility

The Company’s Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.25 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin. The margin for borrowings is adjustable based on the Company’s credit rating and is between 77.5 basis points and 170 basis points. As of December 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

Following the date on which the Company has received an investment grade rating from at least two rating agencies, the Revolving Credit Facility will be automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries will be terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) will be released and discharged from all obligations as a guarantor and/or pledgor. There is no guarantee that the Company will achieve or maintain an investment grade rating.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $446.4 million and $437.8 million, net of unamortized premiums of $3.7 million and $1.8 million as of December 31, 2024 and December 31, 2023, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.8 million and $0.6 million of premium amortization, which decreased interest expense for the years ended December 31, 2024 and 2023, respectively. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 8.09%, and, as of December 31, 2024, have anticipated maturity dates between 2025 and 2034, with an average term of 3.8 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $451.9 million and $474.7 million as of December 31, 2024 and December 31, 2023, respectively. During the year ended December 31, 2024, the Company executed 16 new term debt agreements to finance properties in its real estate portfolio with a carrying amount of $81.9 million. During the year ended December 31, 2023, the Company did not execute any term debt agreements.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the loans in the CLO, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities for additional information.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the loans in the CLO, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities for additional information.

As of December 31, 2024, the Company had $601.4 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.1 million were included in CLO debt as of December 31, 2024.

As of December 31, 2023, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.1 million were included in CLO debt as of December 31, 2023.

Borrowings from the Federal Home Loan Bank (“FHLB”)

As of December 31, 2024, the Company had no debt outstanding with the FHLB.

As of December 31, 2023, Tuebor had $115.0 million of borrowings outstanding, with terms of 0.3 years to 0.75 years (with a weighted average of 0.57 years), interest rates of 5.76% to 5.88% (with a weighted average of 5.82%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2023, collateral for the borrowings was comprised primarily of $140.3 million of CMBS.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $931.5 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2024. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.
Senior Unsecured Notes

As of December 31, 2024, the Company had $2.0 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $295.7 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”). The 2031 Notes were issued during the year ended December 31, 2024 with an aggregate principal balance of $500.0 million.

As of December 31, 2023, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $327.8 million of the 2025 Notes, $611.9 million of the 2027 Notes and $635.9 million of the 2029 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of

December 31, 2024 and 2023. The Notes are presented net of unamortized debt issuance costs of $16.5 million and $11.8 million as of December 31, 2024 and December 31, 2023, respectively.
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

During the year ended December 31, 2024, the Company repurchased $32.1 million of the 2025 Notes and $2.0 million of the 2029 Notes, recognizing a net gain on extinguishment of debt of $11 thousand and $0.2 million, respectively.

Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2024, the Company has a remaining amount available for repurchase of $67.6 million, which represents 4.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.19 per share on such date. Refer to Note 10, Equity, to our consolidated financial statements included elsewhere in this Annual Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2024 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
March 1, 2024 - March 31, 2024	60,000	(647)
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
September 1, 2024 - September 30, 2024	100,001	(1,190)
October 1, 2024 - October 31, 2024	14,131	(159)
November 1, 2024 - November 30, 2024	69,000	(789)
December 1, 2024 - December 31, 2024	448,369	(5,046)
Authorizations remaining as of December 31, 2024		$67,604

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024, the Board authorized repurchases up to $75.0 million in aggregate.

Dividends

In order for the Company to maintain its qualification as a REIT under under Sections 856 through 860 of the Internal Revenue Code (the “Code”), it must annually distribute at least 90% of its taxable income. The Company has paid and in the future intends to declare regular quarterly distributions to its shareholders in aggregating to an amount approximating at least 90% of the REIT’s annual net taxable income.

All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Delaware law and other factors as our board of directors may deem relevant from time to time.

Refer to Note 10, Equity, to our consolidated financial statements included elsewhere in this Annual Report, for disclosure of dividends declared.

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $1.6 billion for the year ended December 31, 2024 and $738.5 million for the year ended December 31, 2023. Repayment of real estate securities provided net cash of $276.6 million for the year ended December 31, 2024, and $232.1 million for the year ended December 31, 2023.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $82.5 million of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment, which were sold into securitizations that are treated as financings under GAAP, for the year ended December 31, 2024. There were no proceeds from sales of mortgage loans for the year ended December 31, 2023.

Proceeds from the Sale of Securities

We sell our investments in CMBS, including CRE CLOs, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $32.2 million for the year ended December 31, 2024, and $17.8 million for the year ended December 31, 2023.

Proceeds from the Sale of Real Estate

There were $102.3 million of proceeds from sales of real estate, net of closing costs for the year ended December 31, 2024. There were $13.4 million of proceeds from sales of real estate, net for the year ended December 31, 2023.

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

Contractual Obligations

Contractual obligations as of December 31, 2024 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$149,036	$205,062	$59,882	$92,490	$506,470
Senior unsecured notes	295,699	611,939	633,919	500,000	2,041,557
Interest payable(3)	96,223	128,540	61,814	26,323	312,900
Other funding obligations(4)	3,329	630	—	—	3,959
Operating lease obligations	4,425	5,100	4,715	8,629	22,869
Total	$548,712	$951,271	$760,330	$627,442	$2,887,755

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
(2)Total does not include $601.5 million of consolidated CLO debt obligations and the related debt issuance costs of $0.1 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2024 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2024. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $30.9 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of December 31, 2024, our off-balance sheet arrangements consisted of $34.6 million of unfunded commitments of mortgage loan receivables held for investment. 89% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2023, our off-balance sheet arrangements consisted of $204.0 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. The Company’s critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material effect on the Company’s financial results. For all of these estimates, we caution that future events rarely develop exactly as forecasted and, therefore, routinely require adjustment.

During 2024, management reviewed and evaluated these critical accounting estimates and policies and believes they are appropriate. The following discussion describes critical accounting estimates that require more significant judgment by management. This summary should be read in conjunction with a more complete discussion of our significant accounting policies which are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Annual Report. The provision for loan losses for the year ended December 31, 2024 and December 31, 2023 was $13.9 million and $25.1 million, respectively.

The allowance for loan losses at December 31, 2024 and December 31, 2023 was $52.8 million and $43.9 million, respectively. The allowance includes $0.5 million and $0.7 million of reserves for unfunded commitments at December 31, 2024 and December 31, 2023, respectively. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

Acquisition of Real Estate

We generally acquire real estate assets or land and development assets through purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure (collectively, “foreclosure”) in full or partial satisfaction of defaulted loans. Purchased properties are classified as real estate, net or land and development, net on our consolidated balance sheets. When we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate, net, and if the asset meets the held-for-sale criteria, the asset is classified as real estate held for sale. Upon purchase, the properties are recorded at cost. Foreclosed assets classified as real estate and land and development are initially recorded at their estimated fair value and assets classified as held for sale are recorded at their estimated fair value less costs to sell. The excess of the carrying value of the loan over these amounts is charged-off against the reserve for loan losses. In both cases, upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their relative fair values.

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2024 and December 31, 2023, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of December 31, 2024 or December 31, 2023. We did not record any impairments of real estate for the years ended December 31, 2024 or December 31, 2023.

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

As discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report, our derivative instruments do not qualify for hedge accounting under GAAP and, therefore, any net payments under, or fluctuations in the fair value of derivatives are recognized currently in our income statement. The Company utilizes derivative instruments to hedge exposure to interest rate risk associated with fixed rate mortgage loans, fixed rate securities, and/or overall portfolio market risks. Distributable earnings excludes the GAAP results from derivative activity until the associated mortgage loan or security for which the derivative position is hedging is sold or paid off, or the hedge position for overall portfolio market risk is closed, at which point any gain or loss is recognized in distributable earnings in that period. For derivative activity associated with securities or mortgage loans held for investment, any hedging gain or loss is amortized over the expected life of the underlying asset for distributable earnings. We believe that adjusting for these specifically identified gains and losses associated with hedging positions adjusts for timing differences between when we recognize the gains or losses associated with our assets and the gains and losses associated with derivatives used to hedge such assets.

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

As more fully discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report, we invest in certain securities that are recorded at fair value with changes in fair value recorded in current period earnings. For purposes of distributable earnings, we exclude the impact of unrealized gains and losses associated with these securities and include realized gains or losses in connection with any disposition of securities. Distributable earnings includes declines in fair value deemed to be an impairment for GAAP purposes if the decline is determined to be non-recoverable and the loss to be nearly certain to be eventually realized. In those cases, an impairment is included in distributable earnings for the period in which such determination was made.

We include adjustments for unrealized and realized provision for loan losses and real estate impairment. For purposes of distributable earnings, management recognizes loan and real estate losses as being realized generally in the period in which the asset is sold or the Company determines a decline in value to be non-recoverable and the loss to be nearly certain.

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Year Ended
	December 31	December 31
	2024	2023
Income (loss) before taxes	$110,895	$104,745
Net (income) loss attributable to noncontrolling interests in consolidated ventures	808	624
Our share of real estate depreciation, amortization and gain adjustments (1)	11,558	18,602
Adjustments for derivative results and loan sale activity (2)	2,005	112
Unrealized (gain) loss on fair value securities	925	(29)
Adjustment for impairment (3)	13,933	25,096
Non-cash stock-based compensation	18,829	18,577
Distributable earnings prior to charge-off of allowance for credit losses	$158,953	$167,727
Charge-off of allowance for credit losses (3)	(5,023)	—
Distributable earnings	$153,930	$167,727

(1)
The following is an unaudited reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Year Ended
		December 31,	December 31,
		2024	2023
	Total GAAP depreciation and amortization	$32,327	$29,914
	Depreciation and amortization related to non-rental property fixed assets	(440)	(431)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(441)	(410)
	Our share of operating lease income from above/below market lease intangible amortization	(1,700)	(1,797)
	Our share of real estate depreciation and amortization	29,746	27,276
	Accumulated depreciation and amortization on real estate sold (a)	(18,267)	(8,016)
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	79	(658)
	Our share of real estate depreciation, amortization and gain adjustments	$11,558	$18,602

	(a) GAAP gains/losses on sales of real estate include the effects of previously-recognized real estate depreciation and amortization. For purposes of distributable earnings, our share of real estate depreciation and amortization is eliminated and, accordingly, the resultant gains/losses also must be adjusted. The following is an unaudited reconciliation of the related consolidated GAAP amounts to the amounts reflected in distributable earnings ($ in thousands):
		Year Ended
		December 31,	December 31,
		2024	2023
	GAAP realized gain/loss on sale of real estate, net	$25,277	$8,808
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(7,010)	(792)
	Accumulated depreciation and amortization on real estate sold	$18,267	$8,016

(2)
The following is an unaudited reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):

		Year Ended
		December 31,	December 31,
		2024	2023
	GAAP net results from derivative transactions	$(5,420)	$(1,481)
	Realized results of loan sales, net (a) (b)	2,856	—
	Unrealized lower of cost or market adjustments related to loans held for sale	(30)	523
	Amortization of (premium)/discount on mortgage loan financing included in interest expense (b)	(767)	(604)
	Recognized derivative results	5,366	1,674
	Adjustments for derivative results and loan sale activity	$2,005	$112

(a) Includes realized gains from sales of conduit mortgage loans collateralized by net lease properties in our real estate segment of $2.7 million and net hedge related gain on such mortgage loan sales of $0.2 million, for the twelve months ended December 31, 2024.

(b) Prior to the first quarter of 2024, the Company presented these adjustments within “Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization.”

(3)
During the twelve months ended December 31, 2024, the Company recorded a provision for loan loss of $13.9 million and determined a portion of the allowance for loan loss to be non-recoverable and charged-off $5.0 million.

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

Interest Rate Risk

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate futures agreements. Interest rate futures agreements are utilized to hedge against future interest rate increases on the Company’s borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than five years, including newly originated conduit first mortgage loans, most of its U.S. Agency securities portfolio, and other securities if long enough in duration.

The following table summarizes the change in net income for a 12-month period commencing December 31, 2024 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on December 31, 2024, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(28,146)	$8,130
Increase by 1.00%	28,576	(7,960)

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 66.5% as of December 31, 2024 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Annual Report as of December 31, 2024.

Diversification Risk

The Company’s investments include mortgage loan receivables collateralized by commercial real estate, owned real estate and real estate backed securities. The Company’s mortgage loan investments are primarily middle market focused, spread across geographically diverse regions within the United States, and granular in nature with an average loan balance of approximately $25 million to $30 million. The primary assets of the Company are therefore concentrated in the commercial real estate sector, and accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors. Furthermore, even within the commercial real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment. This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ladder Capital Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ladder Capital Corp (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2025 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses
Description of the Matter
As of December 31, 2024, the Company’s mortgage loan receivables held for investment and the associated allowance for credit losses totaled $1.6 billion and $52.3 million, respectively. As disclosed in Note 2 to the consolidated financial statements, the allowance for credit losses reflects the Company’s estimate of current expected credit losses (“CECL”) on the mortgage loan receivables held for investment, including unfunded loan commitments, over the life of the loans. The allowance for credit losses on mortgage loan receivables held for investment includes a portfolio-based and an asset-specific component. The Company uses a third-party probability of default and loss given default model (CECL model) that considers the likelihood of default and loss given default for each individual loan using loan-level data, fair value of the collateral, net operating income of the collateral, selected forward-looking macroeconomic variables and pool-level mean loss rates to produce life of loan expected losses at the loan and portfolio level. A qualitative adjustment to the reserve is recorded when management determines that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors. Additionally, for collateral dependent loans, the Company may measure the expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. To estimate the fair value of the collateral, the Company uses the direct capitalization rate valuation methodology, the discounted cashflow methodology or the sales comparison approach.

Auditing the allowance for credit losses on mortgage loan receivables held for investment is highly subjective due to the complexity of the CECL model and the judgmental nature of the significant assumptions used in the determination of management’s credit loss estimate including certain macro-economic variables and fair value of the collateral.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the allowance for credit losses on its mortgage loan receivables held for investment, including management’s evaluation of the appropriateness of the CECL model, review of the significant assumptions described above, and the completeness and accuracy of key inputs used in the CECL model.

To test the allowance for credit losses, we performed audit procedures that included, among others, evaluating the methodology and the significant assumptions described above and testing the completeness and accuracy of the key inputs used. With the assistance of our internal specialists, we evaluated the appropriateness of the probability of default and loss given default methodology used to estimate the allowance and assessed the underlying macroeconomic variables used in the model. We reviewed the sensitivity analyses prepared by management and compared management’s significant assumptions to relevant information from external sources. For a sample of loans, we involved our internal specialists to assist us in reviewing the methodologies and significant assumptions used to derive management’s estimate of fair value of the collateral utilized in developing the allowance for credit losses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
New York, New York
February 10, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ladder Capital Corp

Opinion on Internal Control Over Financial Reporting

We have audited Ladder Capital Corp’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ladder Capital Corp (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 10, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 10, 2025

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2024(1)	December 31, 2023(1)
Assets
Cash and cash equivalents	$1,323,481	$1,015,678
Restricted cash	12,608	15,450
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	1,591,322	3,155,089
Allowance for credit losses	(52,323)	(43,165)
Mortgage loan receivables held for sale	26,898	26,868
Securities	1,080,839	485,533
Real estate and related lease intangibles, net	670,803	726,442
Investments in and advances to unconsolidated ventures	19,923	6,877
Derivative instruments	437	1,454
Accrued interest receivable	12,936	24,233
Other assets	158,149	98,218
Total assets	$4,845,073	$5,512,677
Liabilities and Equity
Liabilities
Debt obligations, net	$3,135,617	$3,783,946
Dividends payable	31,838	32,294
Accrued expenses	74,824	65,144
Other liabilities	69,855	99,095
Total liabilities	3,312,134	3,980,479
Commitments and contingencies (refer to Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 129,883,019 and 128,027,478 shares issued and 127,106,481 and 126,911,689 shares outstanding as of December 31, 2024 and December 31, 2023, respectively.	127	127
Additional paid-in capital	1,777,118	1,756,750
Treasury stock, 2,776,538 and 1,115,789 shares, at cost	(30,475)	(12,001)
Retained earnings (dividends in excess of earnings)	(206,874)	(197,875)
Accumulated other comprehensive income (loss)	(4,866)	(13,853)
Total shareholders’ equity	1,535,030	1,533,148
Noncontrolling interests in consolidated ventures	(2,091)	(950)
Total equity	1,532,939	1,532,198
Total liabilities and equity	$4,845,073	$5,512,677

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Net interest income
Interest income	$358,625	$407,284	293,520
Interest expense	221,537	245,097	195,602
Net interest income (expense)	137,088	162,187	97,918
Provision for (release of) loan loss reserves, net	13,933	25,096	3,711
Net interest income (expense) after provision for (release of) loan loss reserves	123,155	137,091	94,207
Other income (loss)
Real estate operating income	98,681	96,950	108,269
Net result from mortgage loan receivables held for sale	30	(523)	(2,511)
Gain (loss) on real estate, net	25,277	8,808	115,998
Fee and other income	18,700	8,931	14,861
Net result from derivative transactions	5,420	1,481	12,360
Earnings (loss) from investment in unconsolidated ventures	(79)	758	1,410
Gain on extinguishment of debt	188	10,718	685
Total other income (loss)	148,217	127,123	251,072
Costs and expenses
Compensation and employee benefits	60,671	63,618	75,836
Operating expenses	19,193	19,503	20,716
Real estate operating expenses	40,568	37,587	38,605
Investment related expenses	7,718	8,847	7,235
Depreciation and amortization	32,327	29,914	32,673
Total costs and expenses	160,477	159,469	175,065
Income (loss) before taxes	110,895	104,745	170,214
Income tax expense (benefit)	3,448	4,244	4,909
Net income (loss)	107,447	100,501	165,305
Net (income) loss attributable to noncontrolling interests in consolidated ventures	808	624	(23,088)
Net income (loss) attributable to Class A common shareholders	$108,255	$101,125	$142,217

Earnings per share:
Basic	$0.86	$0.81	$1.14
Diluted	$0.86	$0.81	$1.13

Weighted average shares outstanding:
Basic	125,576,784	124,667,877	124,301,421
Diluted	125,785,295	124,882,398	125,823,671

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$107,447	$100,501	$165,305
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	9,107	6,875	(16,957)
Reclassification adjustment for (gain) loss included in net income (loss)	(120)	281	60
Total other comprehensive income (loss)	8,987	7,156	(16,897)
Comprehensive income (loss)	116,434	107,657	148,408
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	808	624	(23,088)
Comprehensive income (loss) attributable to Class A common shareholders	$117,242	$108,281	$125,320
Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2023	126,912	$127	$1,756,750	$(12,001)	$(197,875)	$(13,853)	$(950)	$1,532,198
Distributions	—	—	—	—	—	—	(333)	(333)
Amortization of equity based compensation	—	—	18,829	—	—	—	—	18,829
Grants of restricted stock	1,856	2	—	—	—	—	—	2
Purchase of treasury stock	(711)	(1)	—	(8,042)	—	—	—	(8,043)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(812)	(1)	—	(8,893)	—	—	—	(8,894)
Forfeitures	(139)	—	1,539	(1,539)	—	—	—	—
Dividends declared	—	—	—	—	(117,254)	—	—	(117,254)
Net income (loss)	—	—	—	—	108,255	—	(808)	107,447
Other comprehensive income (loss)	—	—	—	—	—	8,987	—	8,987
Balance, December 31, 2024	127,106	$127	$1,777,118	$(30,475)	$(206,874)	$(4,866)	$(2,091)	$1,532,939

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$107,447	$100,501	$165,305
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(188)	(10,718)	(685)
Depreciation and amortization	32,327	29,914	32,673
Non-cash operating lease expense	331	1,522	—
Unrealized (gain) loss on derivative instruments	1,860	390	(645)
Unrealized (gain) loss on equity securities	925	(25)	41
Provision for (release of) loan loss reserves, net	13,933	25,096	3,711
Amortization of equity based compensation	18,829	18,577	31,584
Amortization of deferred financing costs included in interest expense	10,560	12,428	15,565
Amortization of (premium)/discount on mortgage loan financing included in interest expense	(767)	(604)	(731)
Amortization of above- and below-market lease intangibles	(1,700)	(1,797)	(1,763)
(Accretion)/amortization of discount, premium and other fees on loans	(14,619)	(19,046)	(20,759)
(Accretion)/amortization of discount and premium on securities	(1,097)	(1,352)	(827)
Net result from mortgage loan receivables held for sale	(30)	523	2,511
Realized (gain) loss on securities	(172)	276	73
(Gain) loss on real estate, net	(25,277)	(8,808)	(115,998)
Realized (gain) loss on sale of derivative instruments	(298)	291	(64)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	79	(658)	(785)
Origination of mortgage loan receivables held for sale	—	—	(61,318)
Repayment of mortgage loan receivables held for sale	—	—	68
Proceeds from sales of mortgage loan receivables held for sale	—	—	29,151
Change in deferred tax asset (liability)	1,684	1,182	(505)
Changes in operating assets and liabilities:
Accrued interest receivable	11,297	706	(11,294)
Other assets	(939)	7,559	4,470
Accrued expenses and other liabilities	(20,264)	24,647	36,932
Net cash provided by (used in) operating activities	133,921	180,604	106,710

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(195,232)	(68,415)	(1,234,765)
Repayment of mortgage loan receivables held for investment	1,626,554	738,464	909,766
Purchases of securities	(898,042)	(143,953)	(96,173)
Repayment of securities	276,641	232,124	184,838
Basis recovery of interest-only securities	3,357	4,116	4,960
Proceeds from sales of securities	32,190	17,838	5,780
Capital improvements of real estate	(6,497)	(4,374)	(6,949)
Proceeds from sale of real estate	102,285	13,391	310,527
Capital contributions and advances to investment in unconsolidated joint ventures	(13,125)	—	—
Capital distribution from investment in unconsolidated ventures	—	—	2,284
Proceeds from FHLB stock	5,175	4,410	2,250
Purchase of derivative instruments	(1,119)	(223)	(1,097)
Sale of derivative instruments	574	125	169

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) investing activities	932,761	793,503	81,590
Cash flows from financing activities:
Deferred financing costs paid	(18,321)	(3,378)	(8,311)
Proceeds from borrowings under debt obligations	667,974	921,008	2,426,666
Repayment and repurchase of borrowings under debt obligations	(1,312,770)	(1,348,093)	(2,412,961)
Cash dividends paid to Class A common shareholders	(117,710)	(116,419)	(107,011)
Capital contributed by noncontrolling interests in consolidated ventures	—	—	186
Capital distributed to noncontrolling interests in consolidated ventures	(333)	(541)	(29,541)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,894)	(7,862)	(11,356)
Purchase of treasury stock	(6,532)	(2,481)	(7,916)
Net cash provided by (used in) financing activities	(796,586)	(557,766)	(150,244)
Net increase (decrease) in cash, cash equivalents and restricted cash	270,096	416,341	38,056
Cash, cash equivalents and restricted cash at beginning of period	1,075,943	659,602	621,546
Cash, cash equivalents and restricted cash at end of period	$1,346,039	$1,075,943	$659,602

Supplemental information:
Cash paid for interest, net of amounts capitalized	$199,426	$233,637	$177,977
Cash paid (received) for income taxes	1,864	(2,402)	(1,169)

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	15	—	2,953
Securities and derivatives sold, not settled	—	—	10
Repurchase of treasury shares, not settled	1,511	—	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	101,956	7,867	18,928
Non-cash disposition of loans via foreclosure	(52,975)	(91,408)	—
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	48,796	87,526	9,386
Net settlement of sale of real estate, subject to debt - real estate	—	(31,292)	—
Net settlement of sale of real estate, subject to debt - debt obligations	—	31,292	—
Real estate acquired in former unconsolidated venture agreement	—	—	15,436
Dividends declared, not paid	31,838	32,294	32,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$1,323,481	$1,015,678	$609,078
Restricted cash	12,608	15,450	50,524
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	9,950	44,815	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,346,039	$1,075,943	$659,602

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed U.S. real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2024, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The Company has investments in two unconsolidated ventures which were determined to be VIEs. The Company determined that it was not the primary beneficiary of these VIEs because the Company does not have power over these entities and therefore does not have controlling financial interests in these VIEs. These investments are recorded on the consolidated balance sheets within investments in and advances to unconsolidated ventures. The Company’s maximum exposure to loss is limited to its investments in these VIEs. The Company has not provided financial support to these unconsolidated VIEs that it was not previously contractually required to provide.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2024 and December 31, 2023. At December 31, 2024 and December 31, 2023, and at various times during the years, the balances exceeded the insured limits.

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

Allowance for Loan Losses

The Company uses a current expected credit loss model for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. The Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write offs of aged interest receivable. The Company has made a policy election to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

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

The Company utilizes an internal model as its primary pricing source to develop its prices for its commercial mortgage-backed securities, including CRE CLOs (“CMBS”) and other commercial real estate securities, including those guaranteed by a U.S. governmental agency or by a government sponsored entity (together, “U.S. Agency securities”). Different judgments and assumptions could result in materially different estimates of fair value. To confirm its own valuations, the Company requests prices for each of its securities investments from four different sources, including third parties that provide pricing services and brokers, although since broker quotes for the same or similar securities in which Ladder has invested are non-binding, the Company does not consider them to be a primary source for valuation. The Company may also develop a price for a security based on its direct observations of market activity and other observations. Typically, at least two prices per security are obtained.

The Company develops an understanding of the valuation methodologies used by third-party pricing services through discussions with their representatives and review of their valuation methodologies used for different types of securities. The Company understands that the pricing services develop estimates of fair value for securities using various techniques, including discussion with their internal trading desks, proprietary models and matrix pricing approaches. The Company does not have access to, and is therefore not able to review in detail, the inputs used by the pricing services in developing their estimates of fair value. However, on at least a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. This process may result in the Company “challenging” the estimate of fair value for a security if it is unable to reconcile the estimate provided by the pricing service with its assessment of fair value for the security. Accordingly, in following this approach, the Company’s objective is to ensure that the information used by pricing services in their determination of fair value of securities is reasonable and appropriate.

Real Estate

The Company generally acquires real estate assets or land and development assets through cash purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure (collectively, “foreclosure”) in full or partial satisfaction of defaulted loans. Based on the Company’s strategic plan to realize the maximum value from the real estate acquired, properties are either classified as Real estate, net or Real estate held for sale in the consolidated balance sheets. When the Company intends to hold, operate or develop the property for a period of at least 12 months, assets are classified as Real estate, net. If the Company intends to market these properties for sale in the near term, assets are evaluated against the held for sale criteria and then may be classified as real estate held for sale in the consolidated balance sheets. The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company records real estate acquired through foreclosure at fair value. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 20 to 55 years for buildings, four to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets or liabilities.

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

Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. The Company records its investment in FHLB stock at its par value and the FHLB stock is expected to be repurchased by the FHLB at its par value. As of December 31, 2024, the Company did not have any FHLB stock. As of December 31, 2023, the Company had $5.2 million of FHLB stock which is included in other assets on the consolidated balance sheet.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of income tax expense (benefit) on its consolidated statements of income. For the years ended December 31, 2024, 2023 and 2022, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The 2020-2024 tax years remain open and subject to examination by tax jurisdictions.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2024 and 2023, the Company did not hold any loans for which the fair value option was elected.

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

Debt Issued

From time to time, a subsidiary of the Company will originate a loan (each, an “inter-segment loan,” and collectively, “inter-segment loans”) to another subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an inter-segment loan to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction and accounted for under ASC 470. The accounting for the securitization of an inter-segment loan—a financial instrument that has never been recognized in the consolidated financial statements as an asset—is considered a financing transaction under ASC 470 and ASC 835.

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

Reclassification

The Company recognized unrealized and realized gain (loss) on securities into fee and other income for the year ended December 31, 2024. As such, the unrealized gain (loss) of $29 thousand and $(86) thousand and realized gain (loss) of $(276) thousand and $(73) thousand for the year ended December 31, 2023 and December 31, 2022, respectively, were reclassified into fee and other income on the consolidated statements of income. Refer to Note 4, Securities for realized and unrealized gain/loss details. Certain other prior period amounts have been reclassified to conform to the current period's presentation.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 on December 31, 2024 and the adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-07 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are being evaluated or are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

December 31, 2024 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$1,584,674	$1,579,740		9.34%	0.9
Mezzanine loans	11,603	11,582		11.51%	1.1
Total mortgage loans receivable	1,596,277	1,591,322		9.36%	0.9
Allowance for credit losses	N/A	(52,323)
Total mortgage loan receivables held for investment, net, at amortized cost	1,596,277	1,538,999
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,898	(4)	4.57%	7.2
Total	$1,627,627	$1,565,897	(5)	9.27%	1.0

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of December 31, 2024 are used to calculate weighted average yield for floating rate loans.
(2)Excludes two non-accrual loans with an amortized cost basis of $76.9 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 1.6 years.
(4)As a result of changes in prevailing rates, the Company recorded a reversal of lower of cost or market adjustment as of December 31, 2024. The adjustment was calculated using a 5.20% discount rate.
(5)Net of $5.0 million of deferred origination fees and other items as of December 31, 2024.

As of December 31, 2024, $1.3 billion, or 83.3%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $1.3 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2024, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

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

For the years ended December 31, 2024, 2023, and 2022, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2023	$3,155,089	$(43,165)	$26,868
Origination of mortgage loan receivables (1)	195,232	—	—
Repayment of mortgage loan receivables (2)	(1,720,643)	—	—
Proceeds from sales of mortgage loan receivables (3)	—	—	—
Non-cash disposition of loans via foreclosure (4)(5)	(52,975)	5,023	—
Net result from mortgage loan receivables held for sale (6)	—	—	30
Accretion/amortization of discount, premium and other fees	14,619	—	—
Release (addition) of provision for current expected credit loss, net (7)	—	(14,181)	—
Balance, December 31, 2024	$1,591,322	$(52,323)	$26,898

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes $102.0 million of repayments in transit.
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
(5)The charge-off related to one loan that was resolved via foreclosure during the three months ended September 30, 2024. The loan was collateralized by an office asset in Oakland, California.
(6)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(7)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2022	$3,885,746	$(20,755)	$27,391
Origination of mortgage loan receivables (1)	68,415	—	—
Repayment of mortgage loan receivables (2)	(726,710)	—	—
Non-cash disposition of loans via foreclosure (3)	(91,408)	2,700	—
Net result from mortgage loan receivables held for sale (4)	—	—	(523)
Accretion/amortization of discount, premium and other fees	19,046	—	—
Release (addition) of provision for current expected credit loss, net (5)	—	(25,110)	—
Balance, December 31, 2023	$3,155,089	$(43,165)	$26,868

(1)Includes funding of commitments on existing mortgage loans.
(2)Excludes $11.8 million of proceeds received from repayments in transit.
(3)Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail on foreclosures of real estate.
(4)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(5)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Year Ended December 31,
Allowance for Credit Losses	2024	2023	2022
Allowance for credit losses at beginning of period	$43,165	$20,755	$31,752
Provision for (release of) current expected credit loss, net (1)	14,181	25,110	6,503
Charge-offs (2)	(5,023)	(2,700)	(14,395)
Recoveries (3)	—	—	(3,105)
Allowance for credit losses at end of period	$52,323	$43,165	$20,755

(1)As of December 31, 2024, 2023, and 2022, there were no asset-specific reserves.
(2)For the year ended December 31, 2024, there was a charge-off related to one loan that was resolved via foreclosure during 2024. The loan was collateralized by an office property in Oakland, California.
(3)Recoveries are recognized within the consolidated statements of income through “Provision for (release of) loan loss reserves.”

Non-Accrual Status (1)	December 31, 2024(2)	December 31, 2023(3)
Amortized cost basis of loans on non-accrual status	$76,875	$14,541

(1)As of December 31, 2024 and December 31, 2023, the loans on non-accrual status were greater than 90 days past due and are considered collateral dependent. For the year ended December 31, 2024, the Company recognized $1.5 million of interest income on these loans. As of December 31, 2024, there was one loan accruing income with an amortized cost basis of $13.7 million that was greater than 90 days past due.
(2)Comprised of one multi-family loan with an amortized cost basis of $60.9 million and one mixed-use loan with an amortized cost basis of $16.0 million, for which the Company determined no asset-specific reserves were necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $14.5 million, for which the Company determined no asset-specific reserve was necessary.

During the year ended December 31, 2023, the Company modified a first mortgage loan with an amortized cost basis of $58.5 million as of December 31, 2023, or 1.9% of the Company’s mortgage loan receivable portfolio. This modification resulted in an initial extension through June 2024, in exchange for terms that included a $2.5 million payment that reduced the amortized cost basis of the loan, with subsequent contractual extensions available with additional payments. The loan was extended in June 2024 through October 2024 in exchange for an additional $2.5 million payment. No principal or interest was forgiven, and the Company also received a 15% non-controlling common equity interest in the property. The payment structure of the loan was modified to defer a portion of the contractual interest until maturity and the Company only accrued the current pay component. In September 2024, the loan principal was repaid in full, and the Company received $7.6 million in satisfaction of the deferred interest and equity interest. In September 2024, the Company recognized $7.9 million of interest income related to this loan.

Current Expected Credit Loss (“CECL”)

As of December 31, 2024, the Company has a $52.8 million allowance for current expected credit losses, of which $52.3 million pertains to mortgage loan receivables and $0.5 million relates to unfunded commitments included in other liabilities in the consolidated balance sheet.

As of December 31, 2023, the Company had a $43.9 million allowance for current expected credit losses, of which $43.2 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

The provision for loan loss reserves for the year ended December 31, 2024 was $13.9 million of expense. The provision recorded during the year ended December 31, 2024 was primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments. During the year ended December 31, 2024, the Company charged-off $5.0 million of the existing allowance for credit losses related to a loan that was resolved via foreclosure.

The provision for loan loss reserves for the year ended December 31, 2023 was an increase of the provision of $25.1 million. The increase for the year ended December 31, 2023 represented an increase in the general reserve of loans held for investment of $25.1 million. The increase in provision associated with the general reserve during the year ended December 31, 2023 was primarily due to adverse changes in macroeconomic conditions affecting commercial real estate.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of December 31, 2024 and December 31, 2023, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of December 31, 2024
Collateral Type	2024	2023	2022	2021	2020 and Earlier	Total (2)(3)
Office	$—	$—	$59,944	$518,663	$185,242	$763,849
Multifamily	126,588	14,636	105,324	272,291	—	518,839
Mixed Use	—	—	—	127,380	—	127,380
Retail	23,833	—	—	48,628	—	72,461
Hospitality	—	—	—	13,064	55,260	68,324
Industrial	26,368	—	—	—	—	26,368
Other	—	—	14,101	—	—	14,101
Subtotal mortgage loans receivable	176,789	14,636	179,369	980,026	240,502	1,591,322
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$176,789	$14,636	$179,369	$980,026	$240,502	$1,591,322

	Amortized Cost Basis by Origination Year as of December 31, 2023
Collateral Type	2023	2022	2021	2020	2019 and Earlier	Total (3)
Multifamily	$14,461	$547,532	$612,489	$—	$—	$1,174,482
Office	—	79,148	614,743	—	211,674	905,565
Mixed Use	—	193,470	321,514	—	41,403	556,387
Industrial	—	22,636	34,746	—	119,344	176,726
Manufactured Housing	—	32,655	82,895	—	—	115,550
Retail	—	12,934	87,052	—	9,083	109,069
Hospitality	—	—	18,589	—	55,380	73,969
Other	—	31,363	11,978	—	—	43,341
Subtotal mortgage loans receivable	14,461	919,738	1,784,006	—	436,884	3,155,089
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (4)	$14,461	$919,738	$1,784,006	$—	$436,884	$3,155,089

(1)Not included above is $9.4 million of accrued interest receivable on all loans at December 31, 2024.
(2)For purposes of calculating our CECL allowance, two loans collateralized by mixed-use, one loan collateralized by office, and one loan collateralized by multifamily utilized valuations of the underlying collateral to calculate the allowance at December 31, 2024.
(3)For the year ended December 31, 2024, there was a $5.0 million charge-off of an allowance in connection with a foreclosure of one office property in Oakland, California. For the year ended December 31, 2023, there was a $2.7 million charge-off of an asset-specific allowance in connection with a foreclosure of one retail property in New York, NY.
(4)Not included above is $22.4 million of accrued interest receivable on all loans at December 31, 2023.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination.

Commercial mortgage-backed securities, including CRE CLOs (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of December 31, 2024, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at December 31, 2024 and December 31, 2023 ($ in thousands):

December 31, 2024

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,065,985		$1,063,835	$3,335	$(8,296)	$1,058,874	(3)	92	AAA	5.97%	6.13%	2.41
CMBS interest-only(4)	769,724	(4)	3,149	104	(9)	3,244	(5)	7	AAA	0.38%	7.81%	0.87
GNMA interest-only(6)	32,710	(4)	160	53	(58)	155		13	AAA	0.33%	9.38%	3.64
Agency securities	11		11	—	—	11		1	AAA	4.00%	2.60%	0.58
Total debt securities	$1,868,430		$1,067,155	$3,492	$(8,363)	$1,062,284	(7)	113		3.56%	6.03%	2.37
Equity securities	N/A		19,511	3	(939)	18,575		8	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,868,430		$1,086,666	$3,495	$(9,322)	$1,080,839		121

December 31, 2023

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$439,679		$439,052	$277	$(14,439)	$424,890	(3)	64	AAA	6.67%	6.83%	2.00
CMBS interest-only(4)	876,555	(4)	6,453	169	(53)	6,569	(5)	9	AAA	0.57%	6.61%	1.07
GNMA interest-only(6)	37,053	(4)	214	51	(52)	213		14	AAA	0.36%	6.12%	3.60
Agency securities	22		22	—	(1)	21		1	AAA	4.00%	2.70%	1.05
U.S. Treasury securities	54,031		53,648	68	—	53,716		7	AAA	N/A	5.41%	0.07
Total debt securities	$1,407,340		$499,389	$565	$(14,545)	$485,409	(7)	95		2.55%	6.82%	1.98
Equity securities	N/A		160	—	(16)	144		1	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,407,340		$499,549	$565	$(14,581)	$485,533		96

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
(3)As of December 31, 2024 and December 31, 2023, includes $8.9 million and $9.0 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of December 31, 2024 and December 31, 2023, includes $0.2 million and $0.3 million , respectively, of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at December 31, 2024 and December 31, 2023 ($ in thousands):

December 31, 2024

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$170,874	$888,000	$—	$1,058,874
CMBS interest-only	2,937	307	—	3,244
GNMA interest-only	53	13	89	155
Agency securities	11	—	—	11
Total securities (1)	$173,875	$888,320	$89	$1,062,284

(1)Excluded from the table above are $18.6 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2023

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$81,343	$343,547	$—	$424,890
CMBS interest-only	2,121	4,448	—	6,569
GNMA interest-only	86	22	105	213
Agency securities	—	21	—	21
U.S. Treasury securities	53,716	—		53,716
Total securities (1)	$137,266	$348,038	$105	$485,409

(1)Excluded from the table above are $0.1 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the year ended December 31, 2024, the Company sold $1.8 million of equity securities. During the year ended December 31, 2023, the Company did not sell any equity securities.

The following summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Realized gain (loss) on securities	$172	$(276)	(73)
Unrealized gain (loss) on securities	(925)	29	$(86)
Total realized and unrealized gain (loss) on securities	$(753)	$(247)	$(159)

United States Treasury Securities

The Company invests in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheets and long-term U.S. Treasury securities are classified as securities on the consolidated balance sheets. As of December 31, 2024 and December 31, 2023 the Company held $1.1 billion and $1.0 billion of U.S. Treasury securities classified as cash and cash equivalents on the consolidated balance sheets, respectively.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Land	$173,798	$183,194
Building	622,701	647,201
In-place leases and other intangibles	107,899	116,831
Undepreciated real estate and related lease intangibles	904,398	947,226
Less: Accumulated depreciation and amortization	(233,595)	(220,784)
Real estate and related lease intangibles, net(1)	$670,803	$726,442

Below market lease intangibles, net (other liabilities)(2)	$(25,340)	$(28,860)

(1)There was unencumbered real estate of $213.4 million and $160.8 million as of December 31, 2024 and December 31, 2023, respectively.
(2)Below market lease intangibles is net of $16.5 million and $15.8 million of accumulated amortization as of December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024 and December 31, 2023, the Company had no real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation expense(1)	$25,204	$24,166	$25,770
Amortization expense	7,123	5,748	6,903
Total real estate depreciation and amortization expense	$32,327	$29,914	$32,673

(1)Depreciation expense on the consolidated statements of income also includes $0.4 million, $0.4 million, and $41 thousand of depreciation on corporate fixed assets for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	December 31, 2024	December 31, 2023
Gross intangible assets(1)	$107,899	$116,831
Accumulated amortization	57,281	55,782
Net intangible assets	$50,618	$61,049

(1)Includes $2.3 million and $2.8 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(378)	$(309)	$(305)
Increase in operating lease income for amortization of below market lease intangibles acquired	2,078	2,106	2,068
Total	$1,700	$1,797	$1,763

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of December 31, 2024 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2025	$1,622	$5,059
2026	1,636	4,190
2027	1,600	4,032
2028	1,526	3,783
2029	1,529	3,644
Thereafter	15,102	29,589
Total	$23,015	$50,297

Rent Receivables

There were $2.6 million and $1.1 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at December 31, 2024 ($ in thousands):

Period Ending December 31,	Amount
2025	$58,061
2026	51,692
2027	47,582
2028	45,975
2029	44,824
Thereafter	121,323
Total	$369,457

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by our tenants pursuant to the terms of the lease agreements, were $6.4 million, $4.8 million, and $5.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company acquired the following properties during the year ended December 31, 2024 ($ in thousands):

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

(2)In February 2024, the Company acquired a multifamily portfolio consisting of three properties in Los Angeles, CA via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The Company obtained a third-party appraisal of the properties. The $14.1 million fair value was determined by using the sales comparison and direct capitalization approach. The appraiser utilized a capitalization rate of 5.5%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs. The portfolio was sold in June 2024 for $14.8 million.
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
(4)In April 2024, the Company acquired a multifamily property in Amarillo, TX via foreclosure. The property served as collateral for a mortgage loan receivable held for investment. The Company determined the fair value of $9.7 million by using the sales comparison and direct capitalization approach. The appraiser utilized a capitalization rate of 8.3%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs. During December 2024, the Company sold the property for $10.9 million.
(5)In June 2024, the Company acquired a multifamily portfolio consisting of three properties in Los Angeles, CA via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The $11.5 million fair value was determined by using the sales comparison approach. There was no gain or loss resulting from the foreclosure of the loan. During July 2024, the Company sold the portfolio for $11.8 million.
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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the years ended December 31, 2024, 2023, and 2022, all acquisitions were determined to be asset acquisitions.

The Company acquired the following properties during the year ended December 31, 2023 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
September 2023	(2)	Mixed Use	New York, NY	$30,400	100.0%
November 2023	(3)	Multifamily	Pittsburgh, PA	34,479	100.0%
December 2023	(4)	Retail	New York, NY	22,647	100.0%
Total real estate acquisitions				$87,526

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
Sales

The Company sold the following properties during the year ended December 31, 2024 ($ in thousands):

Sales Date	Type	Primary Location(s)		Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
May 2024	Office	Peoria, IL		$1,227	$2,320	$(1,093)	1
June 2024	Multifamily	Los Angeles, CA		14,834	13,911	923	3
June 2024	Retail	Waldorf, MD		23,734	11,424	12,310	1
June 2024	Multifamily	Longview, TX	(1)	6,080	6,080	403	2
July 2024	Multifamily	Los Angeles, CA		11,770	11,455	315	1
October 2024	Retail	Bixby, OK		11,335	8,667	2,668	1
December 2024	Multifamily	Amarillo, TX		10,925	8,520	2,405	1
December 2024	Retail	El Centro, CA		5,133	3,374	1,759	1
December 2024	Retail	Woodland Park, CO		4,762	2,911	1,851	1
December 2024	Retail	Bennett, CO		4,241	2,520	1,721	1
December 2024	Retail	Jacksonville, NC		8,244	6,228	2,015	1
Totals				$102,285	$77,410	$25,277

(1)The Company recognized a $0.4 million gain on foreclosure which is recognized in gain (loss) on real estate, net on the consolidated statement of income.

The Company sold the following properties during the year ended December 31, 2023 ($ in thousands):

Sales Date	Type	Primary Location(s)		Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
August 2023	Hotel	San Diego, CA	(1)	$43,335	$34,526	$8,808	1
Totals				$43,335	$34,526	$8,808

(1)Included within sales proceeds is $31.3 million of mortgage financing that was assumed by the buyer.

The Company sold the following properties during the year ended December 31, 2022 ($ in thousands):

Sales Date	Type	Primary Location(s)		Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2022	Office	Ewing, NJ		$38,694	$24,175	$14,519	1
March 2022	Warehouse	Conyers, GA		40,752	26,116	14,636	1
June 2022	Apartments	Stillwater, OK		23,314	18,032	5,283	1
June 2022	Apartments	Miami, FL		60,856	37,585	23,270	1
September 2022	Retail	Wichita, KS		9,503	5,110	4,393	1
December 2022	Apartments	New York, NY		7,935	7,402	533	1
December 2022	Retail	Sennett, NY		10,599	4,245	6,354	1
December 2022	Office	Richmond, VA		118,872	71,862	47,010	1
Totals			(1)	$310,525	$194,527	$115,998

(1)Excludes $4.4 million of prepayment costs upon repayment of mortgage financings in connection with certain sales that is recorded within interest expense on the consolidated statement of income, such amount was correspondingly paid by the buyer and received by the Company as part of the sale and recorded in fee and other income on the consolidated statement of income.

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2024 and December 31, 2023 are as follows ($ in thousands):

December 31, 2024

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at December 31, 2024(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$500,000	$62,738		$437,262	6.55%	—	6.55%	9/27/2025	(2)	(3)	$97,254	$97,254
Committed Loan Repurchase Facility	300,000	—		300,000	—%	—	—%	10/21/2027	(4)	(5)	—	—
Committed Loan Repurchase Facility	56,000	—		56,000	—%	—	—%	4/30/2026	(6)	(3)	—	—
Committed Loan Repurchase Facility	200,000	—		200,000	—%	—	—%	10/3/2025	(7)	(3)	14,636	14,730
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	1/22/2025	(8)	(5)	—	—
Total Committed Loan Repurchase Facilities	1,156,000	62,738		1,093,262							111,890	111,984
Uncommitted Securities Repurchase Facility	N/A (9)	—		N/A (9)	—%	—	—%	N/A	N/A	(10)	—	—
Total Repurchase Facilities	1,156,000	62,738		1,093,262							111,890	111,984
Revolving Credit Facility	725,000	—		725,000	—%	—	—%	12/20/2028	(11)	N/A (12)	N/A (12)	N/A (12)
Mortgage Loan Financing	443,733	446,397		—	4.39%	—	8.09%	2025-2034 (13)	N/A	(14)	451,880	629,726	(15)
CLO Debt	601,464	601,429	(16)	—	5.71%	—	8.16%	2025-2026 (17)	N/A	(3)	831,270	831,270
Senior Unsecured Notes	2,041,557	2,025,053	(18)	—	4.25%	—	7.00%	2025-2031	N/A	N/A (19)	N/A (19)	N/A (19)
Total Debt Obligations, Net	$4,967,754	$3,135,617		$1,818,262							$1,395,040	$1,572,980

(1)Interest rates on floating rate debt reflect the applicable index in effect as of December 31, 2024.
(2)Two 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.
(3)First mortgage commercial real estate loans and senior and pari passu interests therein. Eligible collateral does not include the real estate collateralizing such loans.
(4)Two additional 364-day period at lender’s option.
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
(11)Two additional 6-month periods at Company’s option.
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
(16)Presented net of unamortized debt issuance costs of less than $0.1 million at December 31, 2024.
(17)Represents the estimated maturity date based on the underlying loan maturities.
(18)Presented net of unamortized debt issuance costs of $16.5 million at December 31, 2024.
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
Committed Loan and Securities Repurchase Facilities
The Company has entered into five committed master repurchase agreements, as outlined in the December 31, 2024 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also had a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million that was undrawn and matured during the three months ended June 30, 2024. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of December 31, 2024 and December 31, 2023.

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

As of December 31, 2024, the Company had total debt obligations of $62.7 million outstanding pursuant to repurchase agreements with one counterparty. One loan repurchase facility was due within 90 days of December 31, 2024 and had no outstanding balance. As of December 31, 2024, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $153.3 million, or 10% of the Company’s total equity. As of December 31, 2024, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under the Company’s repurchase agreements was 44%. There have been no significant fluctuations in haircuts across asset classes on the repurchase facilities.

Revolving Credit Facility

The Company’s Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.25 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin. The margin for borrowings is adjustable based on the Company’s credit rating and is between 77.5 basis points and 170 basis points. As of December 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

Following the date on which the Company has received an investment grade rating from at least two rating agencies, the Revolving Credit Facility will be automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries will be terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) will be released and discharged from all obligations as a guarantor and/or pledgor. There is no guarantee that the Company will achieve or maintain an investment grade rating.

Debt Issuance Costs

As of December 31, 2024 and December 31, 2023, the amounts of unamortized costs relating to the Company’s master repurchase facilities and Revolving Credit Facility were $9.2 million and $4.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities. As of December 31, 2024, the Company has no outstanding borrowings on any of the uncommitted securities repurchase facilities.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $446.4 million and $437.8 million, net of unamortized premiums of $3.7 million and $1.8 million as of December 31, 2024 and December 31, 2023, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. Interest expense decreased due to the Company recording $0.8 million, $0.6 million, and $0.7 million of premium amortization for the years ended December 31, 2024, 2023, and 2022 respectively. These non-recourse debt agreements provide for secured financing at rates ranging from 4.39% to 8.09%, and, as of December 31, 2024, have anticipated maturity dates between 2025 and 2034, with an average term of 3.8 years. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $451.9 million and $474.7 million as of December 31, 2024 and December 31, 2023, respectively. During the year ended December 31, 2024 the Company executed 16 new term debt agreements to finance properties in its real estate portfolio. During the year ended December 31, 2023, the Company did not execute any term debt agreements.

Collateralized Loan Obligations (“CLO”) Debt

As of December 31, 2024, the Company had $601.4 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of less than $0.1 million.

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the loans in the CLO, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities for further detail.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the loans in the CLO, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE. Refer to Note 9, Consolidated Variable Interest Entities for further detail.

Borrowings from the Federal Home Loan Bank (“FHLB”)

As of December 31, 2024, the Company had no debt outstanding with the FHLB.

Tuebor Captive Insurance Company LLC (“Tuebor”) is licensed in Michigan as a captive insurance company and was formerly a member of the FHLB. Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that the Company would obtain such approval if sought. Largely as a result of this restriction, approximately $931.5 million of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2024. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes

As of December 31, 2024, the Company had $2.0 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $295.7 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”). The 2031 Notes were issued during the year ended December 31, 2024 with an aggregate principal balance of $500.0 million.

During the year ended December 31, 2024, the Company repurchased $32.1 million of the 2025 Notes and $2.0 million of the 2029 Notes recognizing a net gain on extinguishment of debt of $11 thousand and $0.2 million, respectively.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of December 31, 2024 and 2023.

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

Financial Covenants

The Company’s debt facilities are subject to financial covenants, including maximum leverage ratio limits, minimum net worth requirements, minimum liquidity requirements, and minimum fixed charge coverage ratio requirements. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2024.

The Company was in compliance with all covenants as of December 31, 2024.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2025	$444,735
2026	89,161
2027	727,840
2028	24,317
2029	669,484
Thereafter	592,490
Subtotal	2,548,027
Debt issuance costs included in senior unsecured notes	(16,504)
Debt issuance costs included in mortgage loan financings	(1,055)
Net premiums included in mortgage loan financings (2)	3,719
Total (3)	$2,534,187

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
(3)Total does not include $601.5 million of consolidated CLO debt obligations and the related debt issuance costs of less than $0.1 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2024 and December 31, 2023 ($ in thousands):

December 31, 2024

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$432	$—	0.62
Options
Options	N/A	(2)	5	—	0.05
Total credit derivatives	—		5	—
Total derivatives	$90,000		$437	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 275 options contracts as of December 31, 2024.

December 31, 2023

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$908	$—	0.62
Futures
5-year Treasury-Note Futures	18,800		98	—	0.25
10-year Treasury-Note Futures	86,100		447	—	0.25
Total futures	104,900		545	—
Options
Options	N/A	(2)	1	—	0.05
Total derivatives	$194,900		$1,454	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 104 options contracts as of December 31, 2023.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended December 31, 2024
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(1,315)	$1,562	$247
Futures	(545)	5,813	5,268
Options	—	(95)	(95)
Total	$(1,860)	$7,280	$5,420

	Year Ended December 31, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(895)	$1,378	$483
Futures	423	834	1,257
Options	82	(341)	(259)
Total	$(390)	$1,871	$1,481

	Year Ended December 31, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$984	$648	$1,632
Futures	(219)	11,078	10,859
Options	(131)	—	(131)
Total	$634	$11,726	$12,360

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held no cash margin as collateral for derivatives as of December 31, 2024 and $2.8 million, and $2.5 million of cash margin as collateral for derivatives as of December 31, 2023, and 2022, respectively, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2024 and December 31, 2023. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$437	$—	$437	$—	$—	$437
Total	$437	$—	$437	$—	$—	$437

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$62,738	$—	$62,738	$62,738	$—	$62,738
Total	$62,738	$—	$62,738	$62,738	$—	$62,738

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)
Total	$1,454	$—	$1,454	$—	$(2,846)	$(1,392)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2023 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$606,607	$—	$606,607	$606,607	$—	$606,607
Total	$606,607	$—	$606,607	$606,607	$—	$606,607

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2024 and December 31, 2023 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of December 31, 2024 and December 31, 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Mortgage loan receivables held for investment, net, at amortized cost	$831,270	$1,327,722
Accrued interest receivable	5,530	9,394
Other assets	42,621	4,469
Total assets	$879,421	$1,341,585
Debt obligations, net	$601,429	$1,060,719
Accrued expenses	1,806	3,555
Total liabilities	603,235	1,064,274
Net equity in VIEs (eliminated in consolidation)	276,186	277,311
Total equity	276,186	277,311
Total liabilities and equity	$879,421	$1,341,585

Refer to Note 6, Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY

The Company has one outstanding class of common stock, Class A as of December 31, 2024, 2023, and 2022. The Class A common stock is described as follows:

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

Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of December 31, 2024, the Company has a remaining amount available for repurchase of $67.6 million, which represents 4.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.19 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
January 1, 2024 - January 31, 2024	—	—
February 1, 2024 - February 29, 2024	—	—
March 1, 2024 - March 31, 2024	60,000	(647)
April 1, 2024 - April 30, 2024	—	—
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
July 1, 2024 - July 31, 2024	—	—
August 1, 2024 - August 31, 2024	—	—
September 1, 2024 - September 30, 2024	100,001	(1,190)
October 1, 2024 - October 31, 2024	14,131	(159)
November 1, 2024 - November 30, 2024	69,000	(789)
December 1, 2024 - December 31, 2024	448,369	(5,046)
Authorizations remaining as of December 31, 2024		$67,604

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024, the Board authorized repurchases up to $75.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1 - March 31, 2023	250,000	(2,285)
September 1 - September 30, 2023	19,000	(196)
Authorizations remaining as of December 31, 2023		$44,256

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Additional authorizations(2)		10,534
Repurchases paid	783,599	(7,919)
Authorizations remaining as of December 31, 2022		$46,737

(1)Amount excludes commissions paid associated with share repurchases.
(2)On July 27, 2022, the Board authorized additional repurchases of up to $50.0 million in aggregate.

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2024, 2023 and 2022:

Declaration Date	Dividend per Share
March 15, 2024	$0.23
June 14, 2024	0.23
September 13, 2024	0.23
December 13, 2024	0.23
Total	$0.92

March 15, 2023	$0.23
June 15, 2023	0.23
September 15, 2023	0.23
December 15, 2023	0.23
Total	$0.92

March 15, 2022	$0.20
June 15, 2022	0.22
September 15, 2022	0.23
December 15, 2022	0.23
Total	$0.88

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2024, 2023 and 2022:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
March 28, 2024	April 15, 2024		0.230	0.195	—	0.035	0.023	—	0.195
June 28, 2024	July 15, 2024		0.230	0.195	—	0.035	0.023	—	0.195
September 30, 2024	October 15, 2024		0.230	0.195	—	0.035	0.023	—	0.195
December 31, 2024	January 15, 2025	(1)	0.230	0.195	—	0.035	0.023	—	0.195
Total			$0.920	$0.780	$—	$0.140	$0.092	$—	$0.780

(1)The fourth quarter dividend paid on January 15, 2025 was $0.230 and is considered a 2024 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
March 31, 2023	April 17, 2023		0.230	0.230	—	—	—	—	0.230
June 30, 2023	July 17, 2023		0.230	0.230	—	—	—	—	0.230
September 29, 2023	October 16, 2023		0.230	0.230	—	—	—	—	0.230
December 29, 2023	January 16, 2024	(1)	0.230	0.230	—	—	—	—	0.230
Total			$0.920	$0.920	$—	$—	$—	$—	$0.920

(1)The fourth quarter dividend paid on January 16, 2024 was $0.230 and is considered a 2023 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
December 31, 2021	January 18, 2022	(1)	$0.200	$0.034	$—	$0.166	$0.051	$—	$0.034
March 31, 2022	April 15, 2022		0.200	0.034	—	0.166	0.051	—	0.034
June 30, 2022	July 15, 2022		0.220	0.038	—	0.182	0.056	—	0.038
September 30, 2022	October 17, 2022		0.230	0.039	—	0.191	0.059	—	0.039
December 31, 2022	January 17, 2023	(2)	0.230	0.039	—	0.191	0.059	—	0.039
Total			$1.080	$0.184	$—	$0.896	$0.276	$—	$0.184

(1)The fourth quarter dividend paid on January 18, 2022 was $0.200 and is considered a 2022 dividend for U.S. federal income tax purposes.
(2)The fourth quarter dividend paid on January 16, 2023 was $0.230 and is considered a 2022 dividend for U.S. federal income tax purposes.

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Accumulated Other Comprehensive Income (Loss) beginning of period	$(13,853)	$(21,009)	$(4,112)
Gain (loss) on available for sale securities, net of tax	8,987	7,156	(16,897)
Accumulated Other Comprehensive Income (Loss) end of period	$(4,866)	$(13,853)	$(21,009)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of December 31, 2024, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $77.8 million, and a single-tenant office building in Oakland County, MI with a book value of $8.8 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the years ended December 31, 2024 and December 31, 2023, there were no sales of assets with noncontrolling interests. During the year ended December 31, 2022, the Company sold its interests in an apartment complex in Stillwater, OK, an apartment complex in Miami, FL, and office buildings in Richmond, VA. Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further details.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2024, 2023, and 2022 consist of the following:

	Year Ended December 31,
($ in thousands except share amounts)	2024	2023	2022
Basic and Diluted Net income (loss) available for Class A common shareholders	$108,255	$101,125	$142,217
Weighted average shares outstanding:
Basic	125,576,784	124,667,877	124,301,421
Diluted	125,785,295	124,882,398	125,823,671

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2024, 2023, and 2022 consist of the following:

	Year Ended December 31,
(In thousands except share and per share amounts) (1)	2024	2023	2022
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$108,255	$101,125	$142,217
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,576,784	124,667,877	124,301,421
Basic net income (loss) per share of Class A common stock	$0.86	$0.81	$1.14

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$108,255	$101,125	$142,217
Diluted net income (loss) attributable to Class A common shareholders	108,255	101,125	142,217
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,576,784	124,667,877	124,301,421
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	208,511	214,521	1,522,250
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	125,785,295	124,882,398	125,823,671
Diluted net income (loss) per share of Class A common stock	$0.86	$0.81	$1.13

(1)The Company applies the treasury stock method.
(2)There were 274,353 and 367,001 anti-dilutive shares for the years ended December 31, 2024 and December 31, 2023.
13. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$18,829	$18,577	$31,584
Total Stock-Based Compensation Expense	$18,829	$18,577	$31,584

(1)Variance between twelve months ended December 31, 2024, 2023, and 2022 is primarily due to timing of 2022, 2023 and 2024 employee stock and bonus compensation.

A summary of the grants is presented below:

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	1,855,541	$10.70	1,417,561	$11.58	2,884,303	$11.87

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at December 31, 2024 and changes during 2024 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2023	2,197,963	$12.37	623,788
Granted	1,855,541	10.70	—
Vested	(1,895,530)	10.91	—
Forfeited	(137,222)	11.22	—
Nonvested/Outstanding at December 31, 2024	2,020,752	$12.28	623,788

Exercisable at December 31, 2024 (1)			623,788

(1)The weighted average exercise price of outstanding options is $14.84 at December 31, 2024.

At December 31, 2024, there was $9.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 26 months, with a weighted average remaining vesting period of 21 months.

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

Annual Incentive Awards Granted in 2023 with respect to 2022 Performance

For 2022 performance, certain employees received stock-based incentive equity in February 2023. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2024, 2025 and 2026, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2023, 2024 and 2025, respectively, subject to the Catch-Up Provision as described above.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis or amortized cost/par, at December 31, 2024 and December 31, 2023 are as follows ($ in thousands):

December 31, 2024

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,065,985		$1,063,835	$1,058,873	Internal model	6.13%	2.41
CMBS interest-only(1)	769,724	(2)	3,149	3,244	Internal model	7.81%	0.87
GNMA interest-only(3)	32,710	(2)	160	155	Internal model	9.38%	3.64
Agency securities(1)	11		11	11	Internal model	2.60%	0.58
Equity securities(3)	N/A		19,511	18,575	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	1,596,277		1,591,322	1,575,911	Discounted Cash Flow(5)	9.36%	0.86
Mortgage loan receivables held for sale	31,350		26,898	26,898	Internal model, third-party inputs(6)	4.57%	7.18
Nonhedge derivatives(1)(10)	90,000		437	437	Counterparty quotations	N/A	0.62

Liabilities:
Repurchase agreements - short-term	62,738		62,738	62,738	Cost plus Accrued Interest (7)	6.55%	0.74
Mortgage loan financing	443,733		446,397	435,048	Discounted Cash Flow	6.09%	3.36
CLO debt	601,464		601,380	601,430	Discounted Cash Flow(8)	2.01%	0.98
Senior unsecured notes	2,041,557		2,025,053	2,001,207	Internal model	5.22%	3.72

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $52.3 million at December 31, 2024.
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
(8)For CLO debt, the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2024 and December 31, 2023 ($ in thousands):

December 31, 2024

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,056,844		$—	$1,049,986	$—	$1,049,986
CMBS interest-only(1)	761,537	(2)	—	3,037	—	3,037
GNMA interest-only(3)	32,710	(2)	—	155	—	155
Agency securities(1)	11		—	11	—	11
Equity securities	N/A		18,575	—	—	18,575
Nonhedge derivatives(4)	90,000		—	437	—	437
			$18,575	$1,053,626	$—	$1,072,201

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$1,596,277		$—	$—	$1,575,911	$1,575,911
Mortgage loan receivable held for sale(6)	31,350		—	—	26,898	26,898
CMBS(7)	9,142		—	8,887	—	8,887
CMBS interest-only(7)	8,187		—	207	—	207
			$—	$9,094	$1,602,809	$1,611,903
Liabilities:
Repurchase agreements - short-term	$62,738		$—	$62,738	$—	$62,738
Mortgage loan financing	443,733		—	—	435,048	435,048
CLO debt	601,464		—	601,430	—	601,430
Senior unsecured notes	2,041,557		—	2,001,207	—	2,001,207
			$—	$2,665,375	$435,048	$3,100,423

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
(5)Balance does not include impact of allowance for current expected credit losses of $52.3 million at December 31, 2024.
(6)A lower of cost or market adjustment was recorded as of December 31, 2024.
(7)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, are classified as held-to-maturity and reported at amortized cost.
(8)As of December 31, 2024, the Company determined that $2.0 billion of senior unsecured notes were level 2 based on the Company’s increased observability of the inputs used to internally value the senior unsecured notes.

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

The Company did not have any Level 3 financial instruments as of December 31, 2024 and December 31, 2023.

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

15. INCOME TAXES

The Company elected to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2015 (the REIT Election”). As such, the Company’s income is generally not subject to U.S. federal, state and local corporate income taxes other than as described below.

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

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Current expense (benefit)
U.S. federal	$1,321	$2,204	$1,823
State and local	443	858	3,591
Total current expense (benefit)	1,764	3,062	5,414
Deferred expense (benefit)
U.S. federal	940	964	(445)
State and local	744	218	(60)
Total deferred expense (benefit)	1,684	1,182	(505)
Provision for income tax expense (benefit)	$3,448	$4,244	$4,909

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory tax rate	21.00%	21.00%	21.00%
REIT income not subject to corporate income tax	(16.50)%	(15.22)%	(18.09)%
Increase due to state and local taxes	0.47%	1.07%	0.59%
Change in valuation allowance	(0.09)%	(1.57)%	(1.17)%
Offshore non-taxable income	(3.97)%	(3.79)%	(1.35)%
Uncertain tax position recorded (released)	—%	0.14%	1.45%
Section 163(j) interest expense limitation	0.35%	0.17%	0.08%
REIT income taxes	0.03%	0.14%	0.28%
Return to provision	0.50%	(0.23)%	(0.64)%
Section 162(m) executive compensation limitation	1.51%	1.42%	0.54%
Other	(0.34)%	0.92%	0.20%
Effective income tax rate	2.96%	4.05%	2.89%

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2024 and 2023, the Company’s net deferred tax assets (liabilities) were $(4.6) million and $(3.0) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets (liabilities) is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company has recorded deferred tax assets related to net operating losses in the taxable REIT subsidiaries that are expected to be fully utilized in future periods. The net operating loss subject to unlimited carryforward is $2.6 million as of December 31, 2024.

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2024	December 31, 2023
Deferred Tax Assets
Net operating loss carryforward	$635	$2,069
Net unrealized losses	486	721
Capital losses carryforward	201	2,813
Valuation allowance	(201)	(2,813)
Interest expense limitation	1,974	1,560
Valuation allowance	(1,974)	(1,560)
Total Deferred Tax Assets	$1,121	$2,790

	December 31, 2024	December 31, 2023
Deferred Tax Liability
Basis difference in operating partnerships	$5,764	$5,749
Total Deferred Tax Liability	$5,764	$5,749

As of December 31, 2024, the Company had $0.2 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. As of December 31, 2023, the Company had $2.8 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. A portion of these tax attributes expired unused on December 31, 2024 and the remaining attributes will expire if unused in 2025. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against these deferred tax assets.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2024, the tax years 2020-2024 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under audit in New York City for tax years 2014-2020. The Company does not expect this audit to result in any material changes to the Company’s financial position or performance. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the twelve months ended December 31, 2023. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of December 31, 2024 and 2023 the Company did not have any unrecognized tax benefits. As of December 31, 2024, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

16. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.

17. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2024, the Company had a $(17.9) million lease liability and a $16.3 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating leases of office space. Right-of use lease assets initially equal the lease liability. During the years ended December 31, 2024 and 2023, the Company recognized $2.2 million and $2.2 million, respectively in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2024 are as follows ($ in thousands):

Period ending December 31,	Minimum Lease Payments
2025	$4,424
2026	2,869
2027	2,232
2028	2,306
2029	2,409
Thereafter	8,629
Total undiscounted cash flows	22,869
Present value discount (1)	(5,007)
Lease liabilities (2)	$17,862

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral, which was estimated to be 6.71%. The average remaining lease term is 7.7 years.
(2)The Company has a five-year extension option, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of December 31, 2024, the Company’s off-balance sheet arrangements consisted of $34.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 89% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2023, the Company’s off-balance sheet arrangements consisted of $204.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of December 31, 2024, the Company had $10.0 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. As of December 31, 2023, the Company had $44.8 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheet. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement. The payable within other liabilities at December 31, 2023 was paid during the year ended December 31, 2024 and the payable within other liabilities at December 31, 2024 was paid during the first quarter of 2025.

18. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker (“CODM”), the Chief Executive Officer, reviews and manages the business. The CODM uses net income (loss) to measure segment operating performance. All of the Company’s expenses are reviewed regularly and are included in segment operating performance. These reportable segments include loans, securities, and real estate. The loans segment includes all of the Company’s activities related to mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment includes of all of the Company’s activities related to securities, which include investments in CMBS, U.S. Agency securities, corporate bonds, equity securities and U.S. Treasury securities not classified as cash and cash equivalents. The real estate segment includes all of the Company’s activities related to net leased properties, other diversified real estate and investments in unconsolidated ventures. Corporate/other includes cash and cash equivalents, senior unsecured notes, compensation and employee benefits, operating expenses, and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Year ended December 31, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$247,432	$43,069	$352	$67,772	$358,625
Interest expense	(92,187)	(61)	(32,097)	(97,192)	(221,537)
Net interest income (expense)	155,245	43,008	(31,745)	(29,420)	137,088
(Provision for) release of loan loss reserves	(13,933)	—	—	—	(13,933)
Net interest income (expense) after provision for (release of) loan reserves	141,312	43,008	(31,745)	(29,420)	123,155
Other income (loss)
Real estate operating income	—	—	98,681	—	98,681
Net result from mortgage loan receivables held for sale (3)	2,700	—	—	(2,670)	30
Gain (loss) on real estate, net	—	—	25,277	—	25,277
Fee and other income	19,003	(655)	52	300	18,700
Net result from derivative transactions	185	80	248	4,907	5,420
Earnings (loss) from investment in unconsolidated ventures	—	—	(79)	—	(79)
Gain (loss) on extinguishment of debt	—	—	—	188	188
Total other income (loss)	21,888	(575)	124,179	2,725	148,217
Costs and expenses
Compensation and employee benefits	—	—	—	(60,671)	(60,671)
Operating expenses	—	—	—	(19,193)	(19,193)
Real estate operating expenses	—	—	(40,568)	—	(40,568)
Investment related expenses	(4,946)	(183)	(573)	(2,016)	(7,718)
Depreciation and amortization	—	—	(31,888)	(439)	(32,327)
Total costs and expenses	(4,946)	(183)	(73,029)	(82,319)	(160,477)
Income (loss) before taxes	158,254	42,250	19,405	(109,014)	110,895
Income tax (expense) benefit	—	—	—	(3,448)	(3,448)
Segment net income (loss)	$158,254	$42,250	$19,405	$(112,462)	$107,447

Total assets as of December 31, 2024	$1,565,897	$1,080,839	$690,726	$1,507,611	$4,845,073

Year ended December 31, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$341,840	$32,479	$12	$32,953	$407,284
Interest expense	(122,420)	(3,177)	(31,443)	(88,057)	(245,097)
Net interest income (expense)	219,420	29,302	(31,431)	(55,104)	162,187
(Provision for) release of loan loss reserves	(25,096)	—	—	—	(25,096)
Net interest income (expense) after provision for (release of) loan reserves	194,324	29,302	(31,431)	(55,104)	137,091
Other income (loss)
Real estate operating income	—	—	96,950	—	96,950
Net result from mortgage loan receivables held for sale	(523)	—	—	—	(523)
Gain (loss) on real estate, net	—	—	8,808	—	8,808
Fee and other income	8,237	(232)	300	626	8,931
Net result from derivative transactions	404	595	482	—	1,481
Earnings (loss) from investment in unconsolidated ventures	—	—	758	—	758
Gain (loss) on extinguishment of debt	—	—	—	10,718	10,718
Total other income (loss)	8,118	363	107,298	11,344	127,123
Costs and expenses
Compensation and employee benefits	—	—	—	(63,618)	(63,618)
Operating expenses	—	—	—	(19,503)	(19,503)
Real estate operating expenses	—	—	(37,587)	—	(37,587)
Investment related expenses	(6,310)	(191)	(903)	(1,443)	(8,847)
Depreciation and amortization	—	—	(29,482)	(432)	(29,914)
Total costs and expenses	(6,310)	(191)	(67,972)	(84,996)	(159,469)
Income (loss) before taxes	196,132	29,474	7,895	(128,756)	104,745
Income tax (expense) benefit	—	—	—	(4,244)	(4,244)
Segment net income (loss)	$196,132	$29,474	$7,895	$(133,000)	$100,501

Total assets as of December 31, 2023	$3,138,794	$485,533	$733,319	$1,155,031	$5,512,677

Year ended December 31, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$269,629	$20,659	$6	$3,226	$293,520
Interest expense	(68,158)	(4,620)	(36,683)	(86,141)	(195,602)
Net interest income (expense)	201,471	16,039	(36,677)	(82,915)	97,918
(Provision for) release of loan loss reserves	(3,711)	—	—	—	(3,711)
Net interest income (expense) after provision for (release of) loan reserves	197,760	16,039	(36,677)	(82,915)	94,207
Other income (loss)
Real estate operating income	—	—	108,269	—	108,269
Net result from mortgage loan receivables held for sale	(2,511)	—	—	—	(2,511)
Gain (loss) on real estate, net	—	—	115,998	—	115,998
Fee and other income	10,149	(104)	4,355	461	14,861
Net result from derivative transactions	6,755	3,972	1,633	—	12,360
Earnings (loss) from investment in unconsolidated ventures	—	—	1,410	—	1,410
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	14,393	3,868	231,665	1,146	251,072
Costs and expenses
Compensation and employee benefits	—	—	—	(75,836)	(75,836)
Operating expenses	—	—	—	(20,716)	(20,716)
Real estate operating expenses	—	—	(38,605)	—	(38,605)
Investment related expenses	(2,325)	(277)	(954)	(3,679)	(7,235)
Depreciation and amortization	—	—	(32,632)	(41)	(32,673)
Total costs and expenses	(2,325)	(277)	(72,191)	(100,272)	(175,065)
Income (loss) before taxes	209,828	19,630	122,797	(182,041)	170,214
Income tax (expense) benefit	—	—	—	(4,909)	(4,909)
Segment net income (loss)	$209,828	$19,630	$122,797	$(186,950)	$165,305

Total assets as of December 31, 2022	$3,892,382	$587,519	$706,355	$764,917	$5,951,173

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $19.9 million, $6.9 million and $6.2 million as of December 31, 2024, 2023 and 2022, respectively. This segment also includes the Company’s capital improvements of real estate of $6.5 million, $4.4 million and $6.9 million as of December 31, 2024, 2023 and 2022, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. Corporate/Other includes the Company’s investment in FHLB stock of $5.2 million and $9.6 million as of December 31, 2023 and 2022, respectively, and the Company’s senior unsecured notes of $2.0 billion as of December 31, 2024 and $1.6 billion as of December 2023 and 2022. Corporate/Other also includes the Company’s stock-based compensation expense of $18.8 million, $18.6 million and $31.6 million, within compensation and employee benefits as of December 31, 2024, 2023 and 2022, respectively.
(3)Includes $2.7 million of realized gains from sales of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment that eliminate in consolidation for the year ended December 31, 2024.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements.

On January 2, 2025, the Company entered into additional incremental revolving commitments that increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2024
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Newburgh, IN	$858	$126	$954	$178	$—	$126	$954	$178	$1,258	$(130)	10/13/20	2020	45 years
Retail Property in Newburgh, IN	910	213	873	220	—	213	873	220	1,306	(152)	03/16/20	2020	45 years
Retail Property in Isanti, MN	995	249	894	297	—	249	894	297	1,440	(144)	03/16/20	2020	55 years
Retail Property in Little Falls, MN	852	199	783	249	—	199	783	249	1,231	(134)	03/10/20	2020	55 years
Retail Property in Waterloo, IA	857	130	896	214	—	130	896	214	1,240	(153)	01/30/20	2019	45 years
Retail Property in Sioux City, IA	914	220	876	222	—	220	876	222	1,318	(157)	01/30/20	2019	45 years
Retail Property in Wardsville, MO	979	257	919	202	—	257	919	202	1,378	(168)	11/22/19	2019	40 years
Retail Property in Kincheloe, MI	885	58	939	229	—	58	939	229	1,226	(167)	11/22/19	2019	45 years
Retail Property in Clinton, IN	1,036	269	954	204	—	269	954	204	1,427	(160)	11/22/19	2019	44 years
Retail Property in Saginaw, MI	951	96	1,014	210	—	96	1,014	210	1,320	(187)	10/04/19	2019	45 years
Retail Property in Rolla, MO	935	110	1,011	188	—	110	1,011	188	1,309	(188)	10/04/19	2019	40 years
Retail Property in Sullivan, IL	1,174	340	981	257	—	340	981	257	1,578	(168)	09/13/19	2019	50 years
Retail Property in Becker, MN	934	136	922	188	—	136	922	188	1,246	(153)	09/13/19	2019	55 years
Retail Property in Adrian, MO	858	136	884	191	—	136	884	191	1,211	(160)	09/13/19	2019	45 years
Retail Property in Chillicothe, IL	1,024	227	1,047	245	—	227	1,047	245	1,519	(183)	09/05/19	2019	50 years
Retail Property in Poseyville, IN	867	160	947	194	—	160	947	194	1,301	(170)	08/13/19	2019	44 years
Retail Property in Dexter, MO	871	141	890	177	—	141	890	177	1,208	(165)	07/09/19	2019	40 years
Retail Property in Hubbard Lake, MI	912	40	1,017	203	—	40	1,017	203	1,260	(192)	07/09/19	2019	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Fayette, MO	1,082	107	1,168	219	—	107	1,168	219	1,494	(219)	06/26/19	2019	40 years
Retail Property in Centralia, IL	941	200	913	193	—	200	913	193	1,306	(192)	04/25/19	2019	40 years
Retail Property in Trenton, MO	884	396	628	202	—	396	628	202	1,226	(193)	02/26/19	2019	30 years
Retail Property in Houghton Lake, MI	949	124	939	241	—	124	939	241	1,304	(202)	02/26/19	2018	40 years
Retail Property in Pelican Rapids, MN	905	78	1,016	169	—	78	1,016	169	1,263	(266)	12/26/18	2018	30 years
Retail Property in Carthage, MO	835	225	766	176	—	225	766	176	1,167	(176)	12/26/18	2018	40 years
Retail Property in Bolivar, MO	883	186	876	182	—	186	876	182	1,244	(193)	12/26/18	2018	40 years
Retail Property in Pinconning, MI	939	167	905	221	—	167	905	221	1,293	(181)	12/06/18	2018	45 years
Retail Property in New Hampton, IA	1,005	177	1,111	187	—	177	1,111	187	1,475	(269)	11/30/18	2018	35 years
Retail Property in Ogden, IA	855	107	931	153	—	107	931	153	1,191	(235)	10/03/18	2018	35 years
Retail Property in Wonder Lake, IL	936	221	888	214	—	221	888	214	1,323	(233)	04/12/18	2017	39 years
Retail Property in Moscow Mills, MO	984	161	945	203	—	161	945	203	1,309	(227)	04/12/18	2018	45 years
Retail Property in Foley, MN	883	238	823	172	—	238	823	172	1,233	(238)	04/12/18	2018	35 years
Retail Property in Kirbyville, MO	869	98	965	155	—	98	965	155	1,218	(227)	04/02/18	2018	40 years
Retail Property in Gladwin, MI	883	88	951	203	—	88	951	203	1,242	(212)	04/02/18	2017	45 years
Retail Property in Rockford, MN	892	187	850	207	—	187	850	207	1,244	(306)	12/08/17	2017	30 years
Retail Property in Winterset, IA	941	272	830	200	—	272	830	200	1,302	(241)	12/08/17	2017	35 years
Retail Property in Kawkawlin, MI	924	242	871	179	—	242	871	179	1,292	(276)	10/05/17	2017	30 years
Retail Property in Aroma Park, IL	947	223	869	164	—	223	869	164	1,256	(233)	10/05/17	2017	35 years
Retail Property in East Peoria, IL	1,016	233	998	161	—	233	998	161	1,392	(261)	10/05/17	2017	40 years
Retail Property in Milford, IA	983	254	883	217	—	254	883	217	1,354	(244)	09/08/17	2017	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Jefferson City, MO	936	164	966	205	—	164	966	205	1,335	(261)	06/02/17	2016	40 years
Retail Property in Denver, IA	891	198	840	191	—	198	840	191	1,229	(253)	05/31/17	2017	35 years
Retail Property in Port O'Connor, TX	941	167	937	200	—	167	937	200	1,304	(283)	05/25/17	2017	35 years
Retail Property in Wabasha, MN	956	237	912	214	—	237	912	214	1,363	(301)	05/25/17	2016	35 years
Office in Jacksonville, FL	82,575	13,290	106,601	21,362	12,000	13,290	118,828	21,362	153,480	(37,615)	05/23/17	1989	36 years
Retail Property in Shelbyville, IL	856	189	849	199	—	189	849	199	1,237	(244)	05/23/17	2016	40 years
Retail Property in Jesup, IA	877	119	890	191	—	119	890	191	1,200	(266)	05/05/17	2017	35 years
Retail Property in Hanna City, IL	858	174	925	132	—	174	925	132	1,231	(263)	04/11/17	2016	39 years
Retail Property in Ridgedale, MO	983	250	928	187	—	250	928	187	1,365	(265)	03/09/17	2016	40 years
Retail Property in Peoria, IL	896	209	933	133	—	209	933	133	1,275	(279)	02/06/17	2016	35 years
Retail Property in Carmi, IL	1,090	286	916	239	—	286	916	239	1,441	(267)	02/03/17	2016	40 years
Retail Property in Springfield, IL	992	391	784	227	—	393	789	224	1,406	(243)	11/16/16	2016	40 years
Retail Property in Fayetteville, NC	4,837	1,379	3,121	2,472	—	1,379	3,121	2,471	6,971	(1,935)	11/15/16	2008	37 years
Retail Property in Dryden Township, MI	903	178	893	201	—	178	899	202	1,279	(261)	10/26/16	2016	40 years
Retail Property in Lamar, MO	893	164	903	171	—	164	903	171	1,238	(266)	07/22/16	2016	40 years
Retail Property in Union, MO	936	267	867	207	—	267	867	207	1,341	(283)	07/01/16	2016	40 years
Retail Property in Pawnee, IL	936	249	775	206	—	249	775	206	1,230	(258)	07/01/16	2016	40 years
Retail Property in Linn, MO	852	89	920	183	—	89	920	183	1,192	(276)	06/30/16	2016	40 years
Retail Property in Cape Girardeau, MO	1,038	453	702	217	—	453	702	217	1,372	(241)	06/30/16	2016	40 years
Retail Property in Decatur-Pershing, IL	1,041	395	924	155	—	395	924	155	1,474	(275)	06/30/16	2016	40 years
Retail Property in Rantoul, IL	915	100	1,023	178	—	100	1,023	178	1,301	(286)	06/21/16	2016	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Flora Vista, NM	991	272	864	198	—	272	864	198	1,334	(338)	06/06/16	2016	35 years
Retail Property in Mountain Grove, MO	971	163	1,026	212	—	163	1,026	212	1,401	(315)	06/03/16	2016	40 years
Retail Property in Decatur-Sunnyside, IL	957	182	954	139	—	182	954	139	1,275	(280)	06/03/16	2016	40 years
Retail Property in Champaign, IL	1,007	365	915	149	—	365	915	149	1,429	(262)	06/03/16	2016	40 years
Retail Property in San Antonio, TX	898	252	703	196	—	251	702	196	1,149	(267)	05/06/16	2015	35 years
Retail Property in Borger, TX	793	68	800	181	—	68	800	181	1,049	(265)	05/06/16	2016	40 years
Retail Property in Dimmitt, TX	1,069	86	1,077	236	—	85	1,074	236	1,395	(343)	04/26/16	2016	40 years
Retail Property in St. Charles, MN	973	200	843	226	—	200	843	226	1,269	(340)	04/26/16	2016	30 years
Retail Property in Philo, IL	935	160	889	189	—	160	889	189	1,238	(261)	04/26/16	2016	40 years
Retail Property in Radford, VA	1,122	411	896	256	—	411	896	256	1,563	(376)	12/23/15	2015	40 years
Retail Property in Rural Retreat, VA	1,007	328	811	260	—	328	811	260	1,399	(327)	12/23/15	2015	40 years
Retail Property in Albion, PA	1,091	100	1,033	392	—	100	1,033	392	1,525	(552)	12/23/15	2015	50 years
Retail Property in Mount Vernon, AL	915	187	876	174	—	187	876	174	1,237	(315)	12/23/15	2015	44 years
Retail Property in Malone, NY	1,073	183	1,154	—	166	183	1,320	—	1,503	(364)	12/16/15	2015	39 years
Retail Property in Mercedes, TX	827	257	874	132	—	257	874	132	1,263	(261)	12/16/15	2015	45 years
Retail Property in Gordonville, MO	768	247	787	173	—	247	787	173	1,207	(264)	11/10/15	2015	40 years
Retail Property in Rice, MN	813	200	859	184	—	200	859	184	1,243	(382)	10/28/15	2015	30 years
Retail Property in Farmington, IL	891	96	1,161	150	—	96	1,161	150	1,407	(341)	10/23/15	2015	40 years
Retail Property in Grove, OK	3,609	402	4,364	817	—	402	4,364	817	5,583	(1,567)	10/20/15	2012	37 years
Retail Property in Jenks, OK	8,759	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(3,149)	10/19/15	2009	38 years
Retail Property in Bloomington, IL	813	173	984	138	—	173	984	138	1,295	(305)	10/14/15	2015	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Montrose, MN	769	149	876	169	—	149	876	169	1,194	(384)	10/14/15	2015	30 years
Retail Property in Lincoln County , MO	735	149	800	188	—	149	800	188	1,137	(269)	10/14/15	2015	40 years
Retail Property in Wilmington, IL	898	161	1,078	160	—	161	1,078	160	1,399	(332)	10/07/15	2015	40 years
Retail Property in Danville, IL	735	158	870	132	—	158	870	132	1,160	(254)	10/07/15	2015	40 years
Retail Property in Moultrie, GA	928	170	962	173	—	170	962	173	1,305	(411)	09/22/15	2014	44 years
Retail Property in Rose Hill, NC	998	245	972	203	—	245	972	203	1,420	(398)	09/22/15	2014	44 years
Retail Property in Rockingham, NC	819	73	922	163	—	73	922	163	1,158	(355)	09/22/15	2014	44 years
Retail Property in Biscoe, NC	858	147	905	164	—	147	905	164	1,216	(362)	09/22/15	2014	44 years
Retail Property in De Soto, IA	702	139	796	176	—	139	796	176	1,111	(287)	09/08/15	2015	35 years
Retail Property in Kerrville, TX	767	186	849	200	—	186	849	200	1,235	(357)	08/28/15	2015	35 years
Retail Property in Floresville, TX	813	268	828	216	—	268	828	216	1,312	(362)	08/28/15	2015	35 years
Retail Property in Minot, ND	4,691	1,856	4,472	618	—	1,856	4,472	618	6,946	(1,417)	08/19/15	2012	38 years
Retail Property in Lebanon, MI	819	359	724	178	—	359	724	178	1,261	(253)	08/14/15	2015	40 years
Retail Property in Effingham County, IL	819	273	774	205	—	273	774	205	1,252	(293)	08/10/15	2015	40 years
Retail Property in Ponce, Puerto Rico	6,511	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(2,147)	08/03/15	2012	37 years
Retail Property in Tremont, IL	781	164	860	168	—	164	860	168	1,192	(311)	06/25/15	2015	35 years
Retail Property in Pleasanton, TX	856	311	850	216	—	311	850	216	1,377	(361)	06/24/15	2015	35 years
Retail Property in Peoria, IL	846	180	934	179	—	180	934	179	1,293	(338)	06/24/15	2015	35 years
Retail Property in Bridgeport, IL	813	192	874	175	—	192	874	175	1,241	(315)	06/24/15	2015	35 years
Retail Property in Warren, MN	696	108	825	157	—	108	825	157	1,090	(361)	06/24/15	2015	30 years
Retail Property in Canyon Lake, TX	898	291	932	220	—	291	932	220	1,443	(376)	06/18/15	2015	35 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Wheeler, TX	709	53	887	188	—	53	887	188	1,128	(356)	06/18/15	2015	35 years
Retail Property in Aurora, MN	623	126	709	157	—	126	709	157	992	(256)	06/18/15	2015	40 years
Retail Property in Red Oak, IA	780	190	839	179	—	190	839	179	1,208	(370)	05/07/15	2014	35 years
Retail Property in Zapata, TX	747	62	998	145	—	62	998	145	1,205	(460)	05/07/15	2015	35 years
Retail Property in St. Francis, MN	734	105	911	163	—	105	911	163	1,179	(445)	03/26/15	2014	35 years
Retail Property in Yorktown, TX	786	97	1,005	199	—	97	1,005	199	1,301	(482)	03/25/15	2015	35 years
Retail Property in Battle Lake, MN	721	136	875	157	—	136	875	157	1,168	(464)	03/25/15	2014	30 years
Retail Property in Paynesville, MN	806	246	816	192	—	246	816	192	1,254	(385)	03/05/15	2015	40 years
Retail Property in Wheaton, MO	637	73	800	97	—	73	800	97	970	(326)	03/05/15	2015	40 years
Retail Property in Rotterdam, NY	9,008	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(6,240)	03/03/15	1996	20 years
Retail Property in Hilliard, OH	4,482	654	4,870	860	—	654	4,870	860	6,384	(1,781)	03/02/15	2007	41 years
Retail Property in Niles, OH	3,642	437	4,084	680	—	437	4,084	680	5,201	(1,483)	03/02/15	2007	41 years
Retail Property in Youngstown, OH	3,791	380	4,363	658	—	380	4,363	658	5,401	(1,616)	02/20/15	2005	40 years
Retail Property in Iberia, MO	877	130	1,033	165	—	130	1,033	165	1,328	(429)	01/23/15	2015	39 years
Retail Property in Pine Island, MN	754	112	845	185	—	112	845	185	1,142	(413)	01/23/15	2014	40 years
Retail Property in Isle, MN	709	120	787	171	—	120	787	171	1,078	(399)	01/23/15	2014	40 years
Retail Property in Evansville, IN	—	1,788	6,348	864	—	1,788	6,348	864	9,000	(2,632)	11/26/14	2014	35 years
Retail Property in Springfield, MO	—	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(3,145)	11/04/14	2011	37 years
Retail Property in Cedar Rapids, IA	—	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(4,047)	11/04/14	2012	30 years
Retail Property in Fairfield, IA	—	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(3,509)	11/04/14	2011	37 years
Retail Property in Owatonna, MN	—	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(3,361)	11/04/14	2010	36 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Muscatine, IA	—	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(3,329)	11/04/14	2013	29 years
Retail Property in Sheldon, IA	—	633	3,053	708	—	633	3,053	708	4,394	(1,435)	11/04/14	2011	37 years
Retail Property in Memphis, TN	—	1,986	2,800	803	—	1,986	2,800	803	5,589	(2,644)	10/24/14	1962	15 years
Retail Property in O'Fallon, IL	—	2,488	5,388	1,064	—	2,488	5,388	1,064	8,940	(4,859)	08/08/14	1984	15 years
Retail Property in Durant, OK	3,281	594	3,900	498	—	594	3,900	498	4,992	(1,541)	01/28/13	2007	40 years
Retail Property in Gallatin, TN	3,184	1,725	2,616	721	—	1,725	2,616	721	5,062	(1,374)	12/28/12	2007	40 years
Retail Property in Mt. Airy, NC	2,941	729	3,353	621	—	729	3,353	621	4,703	(1,538)	12/27/12	2007	39 years
Retail Property in Aiken, SC	3,942	1,588	3,480	858	—	1,588	3,480	858	5,926	(1,676)	12/21/12	2008	41 years
Retail Property in Johnson City, TN	3,386	917	3,607	739	—	917	3,607	739	5,263	(1,688)	12/21/12	2007	40 years
Retail Property in Palmview, TX	4,165	938	4,837	1,044	—	938	4,837	1,044	6,819	(1,942)	12/19/12	2012	44 years
Retail Property in Ooltewah, TN	3,585	903	3,957	843	—	903	3,957	843	5,703	(1,809)	12/18/12	2008	41 years
Retail Property in Abingdon, VA	3,021	682	3,733	666	—	682	3,733	666	5,081	(1,717)	12/18/12	2006	41 years
Retail Property in Vineland, NJ	17,293	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(10,446)	09/21/12	2003	30 years
Retail Property in Saratoga Springs, NY	15,584	748	13,936	5,538	—	748	13,936	5,538	20,222	(9,867)	09/21/12	1994	27 years
Retail Property in Mooresville, NC	13,714	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	(8,793)	09/21/12	2000	24 years
Retail Property in DeLeon Springs, FL	980	239	782	221	—	239	782	221	1,242	(610)	08/13/12	2011	35 years
Retail Property in Orange City, FL	1,032	229	853	235	—	229	853	235	1,317	(630)	05/23/12	2011	35 years
Retail Property in Satsuma, FL	832	79	821	192	—	79	821	192	1,092	(605)	04/19/12	2011	35 years
Retail Property in Greenwood, AR	3,149	1,038	3,415	694	—	1,038	3,415	694	5,147	(1,646)	04/12/12	2009	43 years
Retail Property in Millbrook, AL	4,273	970	5,972	—	—	970	5,972	—	6,942	(2,401)	03/28/12	2008	32 years
Retail Property in Spartanburg, SC	3,313	828	2,567	772	—	828	2,567	772	4,167	(1,560)	01/14/11	2007	42 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Tupelo, MS	4,496	1,120	3,070	939	—	1,120	3,070	939	5,129		(1,786)	08/13/10	2007	47 years
Retail Property in Lilburn, GA	—	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791		(2,064)	08/12/10	2007	47 years
Retail Property in Douglasville, GA	4,699	1,717	2,705	987	—	1,717	2,705	987	5,409		(1,639)	08/12/10	2008	48 years
Retail Property in Elkton, MD	4,333	963	3,049	860	—	963	3,049	860	4,872		(1,745)	07/27/10	2008	49 years
Retail Property in Lexington, SC	4,092	1,644	2,219	869	—	1,644	2,219	869	4,732		(1,465)	06/28/10	2009	48 years
									—		—
Total Net Lease	$333,685	$83,933	$408,338	$89,635	$12,166	$83,933	$420,738	$89,632	$594,303		$(176,601)

Office in Oakland, CA	$—	$1,500	$6,000	$—	$—	$2,889	$4,611	$—	$7,500		$(28)	09/27/24	1928	42 years
Retail in New York, NY	—	8,896	13,750	—	24	8,896	13,775	—	22,671		(354)	12/21/23	1985	40 years
Multifamily in Pittsburgh, PA	—	7,141	26,222	1,116	—	7,141	26,281	1,122	34,544		(2,137)	11/01/23	1966	37 years
Multifamily in New York, NY	—	15,824	13,512	1,135	—	15,824	13,628	1,019	30,471		(1,438)	09/19/23	1921	20 years
Office in Houston, TX	—	826	6,322	2,380	2,274	826	8,597	2,380	11,803		(3,039)	11/01/22	1983	28 years
Retail in New York, NY	—	2,434	5,482	—	—	2,434	6,054	—	8,488		(576)	02/11/22	2019	28 years
Hotel in Schaumburg, IL	—	8,029	29,971	—	861	8,029	30,877	—	38,906		(8,583)	12/17/21	1983	25 years
Hotel in Omaha, NE	—	2,963	15,237	—	1,421	2,963	16,658	—	19,621		(4,572)	02/27/19	1969	35 years
Apartments in Isla Vista, CA	89,580	36,274	47,694	1,118	2,721	36,274	50,416	1,118	87,808		(9,999)	05/01/18	2009	42 years
Office in Crum Lynne, PA	6,010	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(2,207)	09/29/17	1999	35 years
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	—	2,041	4,309	1,033	7,383		(2,579)	10/14/15	1985	20 years
Office in Oakland County, MI	17,141	1,147	7,707	9,932	11,541	1,145	19,239	9,929	30,313		(21,482)	02/01/13	1989	35 years
	$112,731	$88,478	$183,047	$18,380	$18,842	$89,865	$201,963	$18,267	$310,095		$(56,994)

Total Real Estate	$446,416	$172,411	$591,385	$108,015	$31,008	$173,798	$622,701	$107,899	$904,398	(1)	$(233,595)

(1)      The aggregate cost for U.S. federal income tax purposes is $0.9 billion at December 31, 2024.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2023 to December 31, 2024 ($ in thousands):

Total Real Estate
Balance at December 31, 2023	$947,226
Acquisitions through foreclosures	48,796
Improvements	6,497
Dispositions and write-offs	(98,121)
Balance at December 31, 2024	$904,398

The following table reconciles real estate from December 31, 2022 to December 31, 2023 ($ in thousands):

Total Real Estate
Balance at December 31, 2022	$899,144
Acquisitions through foreclosures	87,598
Improvements	4,374
Dispositions and write-offs	(43,890)
Balance at December 31, 2023	$947,226

The following table reconciles real estate from December 31, 2021 to December 31, 2022 ($ in thousands):

Total Real Estate
Balance at December 31, 2021	$1,127,495
Acquisitions through foreclosures	24,965
Improvements	6,949
Dispositions and write-offs	(260,265)
Balance at December 31, 2022	$899,144

Reconciliation of Accumulated Depreciation and Amortization Expense:

The following table reconciles accumulated depreciation and amortization from December 31, 2023 to December 31, 2024 ($ in thousands):

Total Real Estate
Balance at December 31, 2023	$220,784
Depreciation and amortization expense	32,266
Dispositions/write-offs	(19,455)
Balance at December 31, 2024	$233,595

The following table reconciles accumulated depreciation and amortization from December 31, 2022 to December 31, 2023 ($ in thousands):

Total Real Estate

Balance at December 31, 2022	$199,008
Depreciation and amortization expense	29,791
Dispositions/write-offs	(8,015)
Balance at December 31, 2023	$220,784

The following table reconciles accumulated depreciation and amortization from December 31, 2021 to December 31, 2022 ($ in thousands):

Total Real Estate
Balance at December 31, 2021	$236,622
Depreciation and amortization expense	32,937
Dispositions/write-offs	(70,551)
Balance at December 31, 2022	$199,008

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2024
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)			Effective Maturity Dates				Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)
First Mortgages individually >3%
First Mortgage	Office	8.24%			3/6/2026				IO	$—	$228,425	$227,254		$—
First Mortgage	Office	8.00%			11/6/2026				IO	—	80,000	79,228		—
First Mortgage	Multi-Family	8.48%			12/6/2024				IO	—	60,865	60,865		60,865
First Mortgage	Office	11.49%			3/6/2025				IO	—	59,459	59,459		—
First Mortgage	Multi-Family	9.47%			6/6/2025			(4)	IO	—	52,900	52,900		—
First Mortgage	Multi-Family	8.14%			1/6/2025				IO	—	49,455	49,455		—
First Mortgage	Multi-Family	7.67%			1/6/2027				IO	—	49,000	48,490		—
First Mortgage	Office	5.00%			10/6/2026				IO	—	48,000	48,000		—
First Mortgage	Office	11.49%			3/6/2025				P&I	—	3,741	3,678		—
First Mortgages individually <3%
First Mortgage	Office, Multi-Family, Mixed, Retail, Hotel, Industrial, Land	4.25%	—	13.00%	2024	—	2032		IO, P&I	—	984,180	977,310		16,010
Total First Mortgages										—	1,616,025	1,606,639		76,875
Subordinated Mortgages individually <3%
Subordinate Mortgage	Hotel	11.00%	—	12.00%	2025	—	2027		IO	80,713	11,603	11,581		—
Total Subordinated Mortgages										80,713	11,603	11,581		—
Total Mortgages										80,713	1,627,628	1,618,220		76,875
Allowance for credit losses										N/A	N/A	(52,323)	(5)	N/A
Total Mortgages after Allowance for Credit Losses										$80,713	$1,627,628	$1,565,897	(6)(7)	$76,875

(1)    Interest rates as of December 31, 2024.
(2)    IO = Interest only. P&I = Principal and Interest.
(3)    Represents principal amount of loans on non-accrual status. The carrying value of loans on non-accrual status was $76.9 million as of December 31, 2024. Refer to the Allowance for Credit Losses and Non-Accrual Status section of Note 3, Mortgage Loan Receivables, for further detail.
(4)    As of December 31, 2024, the loan had matured and was, subject to certain terms and conditions, in forbearance through June 6, 2025.
(5)    Refer to Note 3, Mortgage Loan Receivables, for further detail.
(6)    The aggregate cost for U.S. federal income tax purposes is $1.6 billion.
(7)     Includes $26.9 million of mortgage loans held for sale as of December 31, 2024.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2021 to December 31, 2024 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables
Balance December 31, 2023	$3,155,089	$(43,165)	$26,868	$3,138,792
Origination of mortgage loan receivables	195,232	—	—	195,232
Repayment of mortgage loan receivables	(1,720,643)	—	—	(1,720,643)
Non-cash disposition of loan via foreclosure	(52,975)	5,023	—	(47,952)
Realized gain on sale of mortgage loan receivables	—	—	30	30
Accretion/amortization of discount, premium and other fees	14,619	—	—	14,619
Release of provision for current expected credit loss, net	—	(14,181)	—	(14,181)
Balance December 31, 2024	$1,591,322	$(52,323)	$26,898	$1,565,897

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2022	$3,885,746	$(20,755)	$27,391	$3,892,382
Origination of mortgage loan receivables	68,415	—	—	68,415
Repayment of mortgage loan receivables	(726,710)	—	—	(726,710)
Non-cash disposition of loan via foreclosure	(91,408)	2,700	—	(88,708)
Realized gain on sale of mortgage loan receivables	—	—	(523)	(523)
Accretion/amortization of discount, premium and other fees	19,046	—	—	19,046
Release of provision for current expected credit loss, net	—	(25,110)	—	(25,110)
Balance December 31, 2023	$3,155,089	$(43,165)	$26,868	$3,138,792

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2021	$3,553,737	$(31,752)	$—	$3,521,985
Origination of mortgage loan receivables	1,234,765	—	61,318	1,296,083
Repayment of mortgage loan receivables	(901,082)	—	(68)	(901,150)
Proceeds from sales of mortgage loan receivables	—	—	(29,151)	(29,151)
Non-cash disposition of loan via foreclosure	(10,235)	—	—	(10,235)
Realized gain on sale of mortgage loan receivables	2,197	—	(4,708)	(2,511)
Accretion/amortization of discount, premium and other fees	20,759	—	—	20,759
Charge offs	(14,395)	14,395	—	—
Release of provision for current expected credit loss, net	—	(3,398)	—	(3,398)
Balance December 31, 2022	$3,885,746	$(20,755)	$27,391	$3,892,382

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

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual 2024 meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual 2024 meeting of stockholders and is incorporated herein by reference.

The information required by Item 12 regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual 2024 meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual 2024 meeting of stockholders and is incorporated herein by reference.

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

3.4	Amended and Restated By-laws of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2024)
4.1	Form of Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
4.2
Indenture for the 2025 Notes, dated September 25, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2017)

4.3
Indenture for the 2027 Notes, dated January 30, 2020, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2020)

4.4
Indenture, for the 2029 Notes, dated June 23, 2021, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on June 23, 2021)

4.5
Indenture, for the 2031 Notes, dated July 5, 2024, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2024)

4.6	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed on February 26, 2021)
4.7
Credit and Guaranty Agreement, dated as of December 20, 2024, by and among Ladder Capital Finance Holdings LLLP, Ladder Corporate Revolver I LLC, Ladder Capital Finance Corporation, Ladder Capital Corp, certain subsidiary guarantors, the lenders party hereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2024)

4.8
Incremental Commitment Joinder No. 1, dated January 2, 2025, by and among Ladder Capital Finance Holdings LLLP, Ladder Corporate Revolver I LLC, Ladder Capital Finance Corporation, Ladder Capital Corp, certain subsidiary guarantors, the lenders party hereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent

10.1
Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of December 31, 2014, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2015)

10.2
Amendment to Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of November 30, 2015, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 7, 2016)

10.3 #	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.4 #	Harris Third Amended and Restated Employment Agreement, dated as of May 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017)
10.5 #
McCormack Second Amended and Restated Employment Agreement, dated as of January 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2018)

10.6 #	Ladder Capital Corp 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (filed on June 13, 2014))

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.7 #	Ladder Capital Corp 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2023)
10.8 #	Form of Restricted Stock Award Agreement - New Management (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on February 12, 2024)
10.9 #	Form of Restricted Stock Award Agreement - Employees (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 12, 2024)
10.10 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.11
Second Amended and Restated Registration Rights Agreement, dated as of March 3, 2017, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP and each of the Ladder Investors (as defined therein) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 3, 2017)

10.12 #
Amended and Restated Employment Agreement, dated June 15, 2023, between Ladder Capital Finance LLC and Paul J. Miceli (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2023)

10.13 #
Employment Agreement, dated June 15, 2023, between Ladder Capital Finance LLC and Kelly Porcella (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2023)

19.1	Ladder Capital Insider Trading Policy
21.1	Subsidiaries of Ladder Capital Corp
23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy, dated November 6, 2023, by Ladder Capital Corp (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 12, 2024)
101	101.SCH* iXBRL Schema Document.
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

LADDER CAPITAL CORP
(Registrant)

Date: February 10, 2025	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2025
Brian Harris

/s/ PAUL J. MICELI	Chief Financial Officer (Principal Financial Officer)	February 10, 2025
Paul J. Miceli

/s/ ANTHONY V. ESPOSITO	Chief Accounting Officer (Principal Accounting Officer)	February 10, 2025
Anthony V. Esposito

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 10, 2025
Alan Fishman

/s/ MARK ALEXANDER	Director	February 10, 2025
Mark Alexander

/s/ DOUGLAS DURST	Director	February 10, 2025
Douglas Durst

/s/ PAMELA MCCORMACK	Director	February 10, 2025
Pamela McCormack

/s/ JEFFREY STEINER	Director	February 10, 2025
Jeffrey Steiner

/s/ DAVID WEINER	Director	February 10, 2025
David Weiner