Form 10-Q
period 2025-03-31
Ladder Capital Corp
filed 2025-04-28
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2025
Class A common stock, $0.001 par value	128,096,466
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2025

1

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2024 (“the Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (the “SEC”);
•heightened market volatility driven by escalating global trade tensions and increased tariffs;
•actions by the new U.S. presidential administration that have contributed to increased policy uncertainty, impacting the regulatory landscape, capital markets, and consumer confidence;
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
4

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2025(1)	December 31, 2024(1)
	(Unaudited)
Assets
Cash and cash equivalents	$479,770	$1,323,481
Restricted cash	13,731	12,608
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	1,665,243	1,591,322
Allowance for credit losses	(52,208)	(52,323)
Mortgage loan receivables held for sale	90,420	26,898
Securities	1,476,380	1,080,839
Real estate and related lease intangibles, net	654,709	670,803
Investments in and advances to unconsolidated ventures	19,191	19,923
Derivative instruments	467	437
Accrued interest receivable	15,274	12,936
Other assets	107,022	158,149
Total assets	$4,469,999	$4,845,073
Liabilities and Equity
Liabilities
Debt obligations, net	$2,769,754	$3,135,617
Dividends payable	30,593	31,838
Accrued expenses	45,412	74,824
Other liabilities	109,883	69,855
Total liabilities	2,955,642	3,312,134
Commitments and contingencies (refer to Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 130,790,591 and 129,883,019 shares issued and 128,096,466 and 127,106,481 shares outstanding as of March 31, 2025 and December 31, 2024, respectively.	128	127
Additional paid-in capital	1,778,311	1,777,118
Treasury stock, 2,694,125 and 2,776,538 shares, at cost	(29,964)	(30,475)
Retained earnings (dividends in excess of earnings)	(224,592)	(206,874)
Accumulated other comprehensive income (loss)	(7,215)	(4,866)
Total shareholders’ equity	1,516,668	1,535,030
Noncontrolling interests in consolidated ventures	(2,311)	(2,091)
Total equity	1,514,357	1,532,939
Total liabilities and equity	$4,469,999	$4,845,073

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 9.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net interest income
Interest income	$64,326	$95,912
Interest expense	43,997	58,771
Net interest income (expense)	20,329	37,141
Provision for (release of) loan loss reserves, net	(81)	5,768
Net interest income (expense) after provision for (release of) loan loss reserves	20,410	31,373
Other income (loss)
Real estate operating income	21,773	23,887
Net result from mortgage loan receivables held for sale	162	87
Gain (loss) on real estate, net	3,807	—
Fee and other income	5,285	3,700
Net result from derivative transactions	323	4,019
Earnings (loss) from investment in unconsolidated ventures	(732)	(15)
Gain on extinguishment of debt	256	177
Total other income (loss)	30,874	31,855
Costs and expenses
Compensation and employee benefits	18,761	20,789
Operating expenses	4,516	4,643
Real estate operating expenses	8,766	9,146
Investment related expenses	1,188	1,993
Depreciation and amortization	7,336	8,302
Total costs and expenses	40,567	44,873
Income (loss) before taxes	10,717	18,355
Income tax expense (benefit)	(838)	1,925
Net income (loss)	11,555	16,430
Net (income) loss attributable to noncontrolling interests in consolidated ventures	220	179
Net income (loss) attributable to Class A common shareholders	$11,775	$16,609

Earnings per share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13

Weighted average shares outstanding:
Basic	125,628,951	125,315,765
Diluted	126,279,680	125,520,373

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$11,555	$16,430
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	(2,169)	4,054
Reclassification adjustment for (gain) loss included in net income (loss)	(180)	(21)
Total other comprehensive income (loss)	(2,349)	4,033
Comprehensive income (loss)	9,206	20,463
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	220	179
Comprehensive income (loss) attributable to Class A common shareholders	$9,426	$20,642

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2024	127,106	$127	$1,777,118	$(30,475)	$(206,874)	$(4,866)	$(2,091)	$1,532,939
Amortization of equity based compensation	—	—	11,215	—	—	—	—	11,215
Grants of restricted stock	1,820	2	(10,022)	10,022		—	—	2
Purchase of treasury stock	(71)	—	—	(805)	—	—	—	(805)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(760)	(1)	—	(8,706)	—	—	—	(8,707)
Dividends declared	—	—	—	—	(29,493)	—	—	(29,493)
Net income (loss)	—	—	—	—	11,775	—	(220)	11,555
Other comprehensive income (loss)	—	—	—	—	—	(2,349)	—	(2,349)
Balance, March 31, 2025	128,096	$128	$1,778,311	$(29,964)	$(224,592)	$(7,215)	$(2,311)	$1,514,357

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$11,555	$16,430
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(256)	(177)
Depreciation and amortization	7,336	8,302
Unrealized (gain) loss on derivative instruments	(35)	780
Unrealized (gain) loss on securities	(687)	—
Provision for (release of) loan loss reserves, net	(81)	5,768
Amortization of equity based compensation	11,215	10,298
Amortization of deferred financing costs included in interest expense	2,369	2,999
Amortization of (premium)/discount on mortgage loan financing included in interest expense	(178)	(151)
Amortization of above- and below-market lease intangibles	(402)	(432)
(Accretion)/amortization of discount, premium and other fees on mortgage loans receivable	(2,747)	(4,040)
(Accretion)/amortization of discount and premium on securities	(476)	(306)
Net result from mortgage loan receivables held for sale	(162)	(87)
Realized (gain) loss on securities	(541)	(53)
(Gain) loss on real estate, net	(3,807)	—
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	732	15
Origination of mortgage loan receivables held for sale	(63,360)	—
Change in deferred tax asset (liability)	(459)	1,344
Changes in operating assets and liabilities:
Accrued interest receivable	(2,338)	1,026
Other assets	(609)	1,230
Accrued expenses and other liabilities	14,204	(63,321)
Net cash provided by (used in) operating activities	(28,727)	(20,375)

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(253,048)	(48,702)
Repayment of mortgage loan receivables held for investment	264,008	362,854
Purchases of securities	(521,803)	(70,603)
Repayment of securities	84,477	88,147
Basis recovery of interest-only securities	496	888
Proceeds from sales of securities	39,880	4,799
Capital improvements of real estate	(872)	(1,373)
Proceeds from sale of real estate	13,079	—
Proceeds from FHLB stock	—	1,125
Net cash provided by (used in) investing activities	(373,783)	337,135
Cash flows from financing activities:
Deferred financing costs paid	(1,681)	(1,321)
Proceeds from borrowings under debt obligations	250	80,942
Repayment and repurchase of borrowings under debt obligations	(367,008)	(199,184)
Cash dividends paid to Class A common shareholders	(30,739)	(30,918)
Capital distributed to noncontrolling interests in consolidated ventures	—	(200)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,707)	(8,883)

	Three Months Ended March 31,
	2025	2024
Purchase of treasury stock	(2,317)	(647)
Net cash provided by (used in) financing activities	(410,202)	(160,211)
Net increase (decrease) in cash, cash equivalents and restricted cash	(812,712)	156,549
Cash, cash equivalents and restricted cash at beginning of period	1,346,039	1,075,942
Cash, cash equivalents and restricted cash at end of period	$533,327	$1,232,491

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	19	15
Repayments in transit of securities (other assets)	582	27
Repayment in transit of mortgage loans receivable held for investment (other assets)	19,822	40,357
Non-cash disposition of loans via foreclosure	—	(14,541)
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	—	14,110
Dividends declared, not paid	29,493	30,721

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$479,770	$1,220,217
Restricted cash	13,731	12,274
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	39,826	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$533,327	$1,232,491

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an internally-managed U.S. real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2025, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, which are included in the Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The Company has investments in two unconsolidated ventures, which were determined to be VIEs. The Company determined that it was not the primary beneficiary of these VIEs because the Company does not have power over these entities and therefore does not have controlling financial interests in these VIEs. These investments are recorded on the consolidated balance sheets within investments in and advances to unconsolidated ventures. The Company’s maximum exposure to loss is limited to its investments in these VIEs. The Company has not provided financial support to these unconsolidated VIEs that it was not previously contractually required to provide.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 during the fourth quarter of 2024 and the adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“DISE”). DISE requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are being evaluated or are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

March 31, 2025 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$1,659,485	$1,653,674		8.69%	1.1
Mezzanine loans	11,584	11,569		11.48%	0.8
Total mortgage loans receivable	1,671,069	1,665,243		8.71%	1.1
Allowance for credit losses	N/A	(52,208)
Total mortgage loan receivables held for investment, net, at amortized cost	1,671,069	1,613,035
Mortgage loan receivables held for sale:
First mortgage loans	95,350	90,420	(4)	6.20%	9.0
Total	$1,766,419	$1,703,455	(5)	8.57%	1.6

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of March 31, 2025 are used to calculate weighted average yield for floating rate loans.
(2)Excludes four non-accrual loans with an amortized cost basis of $116.1 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 2.2 years.
(4)As a result of changes in prevailing rates, the Company recorded a reversal of lower of cost or market adjustment as of March 31, 2025. The adjustment was calculated using a 5.35% discount rate.
(5)Net of $7.2 million of deferred origination fees and other items as of March 31, 2025.

As of March 31, 2025, $1.4 billion, or 82.3%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $1.4 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of March 31, 2025, $95.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2024 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$1,584,674	$1,579,740		9.34%	0.9
Mezzanine loans	11,603	11,582		11.51%	1.1
Total mortgage loans receivable	1,596,277	1,591,322		9.36%	0.9
Allowance for credit losses	—	(52,323)
Total mortgage loan receivables held for investment, net, at amortized cost	1,596,277	1,538,999
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,898	(4)	4.57%	7.2
Total	$1,627,627	$1,565,897	(5)	9.27%	1.0

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
(4)As a result of rising prevailing rates, the Company recorded a lower of cost or market adjustment as of December 31, 2024. The adjustment was calculated using a 5.20% discount rate.
(5)Net of $5.0 million of deferred origination fees and other items as of December 31, 2024.

As of December 31, 2024, $1.3 billion, or 83.3%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $1.3 billion, 100.0% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2024, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

For the three months ended March 31, 2025 and 2024, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2024	$1,591,323	$(52,323)	$26,898
Origination of mortgage loan receivables (1)	253,048	—	63,360
Repayment of mortgage loan receivables (2)	(181,873)	—	—
Net result from mortgage loan receivables held for sale (3)	—	—	162
Accretion/amortization of discount, premium and other fees	2,745	—	—
Release (addition) of provision for current expected credit loss, net (4)	—	115	—
Balance, March 31, 2025	$1,665,243	$(52,208)	$90,420

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes $19.8 million of repayments in transit.
(3)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
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
(6)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended March 31,
Allowance for Credit Losses	2025	2024
Allowance for credit losses at beginning of period	$52,323	$43,165
Provision for (release of) current expected credit loss, net (1)	(115)	5,895
Allowance for credit losses at end of period	$52,208	$49,060

(1)As of March 31, 2025 and 2024, there were no asset-specific reserves.

Non-Accrual Status (1)	March 31, 2025(2)	December 31, 2024(3)
Amortized cost basis of loans on non-accrual status	$116,137	$76,875

(1)As of March 31, 2025, $91.2 million of loans on non-accrual status were greater than 90 days past due. As of December 31, 2024, $76.9 million of loans on non-accrual status were greater than 90 days past due. For the three months ended March 31, 2025, the Company recognized $0.5 million of interest income on these loans.
(2)Comprised of one multi-family loan with an amortized cost basis of $60.9 million, one mixed-use loan with an amortized cost basis of $16.6 million, one office loan with an amortized cost basis of $24.9 million, and one hotel loan with an amortized cost basis of $13.7 million, for which the Company determined no asset-specific reserves were necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $60.9 million and one mixed-use loan with an amortized cost basis of $16.0 million, for which the Company determined no asset-specific reserve was necessary.

Current Expected Credit Loss

As of March 31, 2025, the Company has a $52.8 million allowance for current expected credit losses, of which $52.2 million pertains to mortgage loan receivables and $0.6 million relates to unfunded commitments included in other liabilities in the consolidated balance sheet.

As of December 31, 2024, the Company had a $52.8 million allowance for current expected credit losses, of which $52.3 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

The release of loan loss reserves for the three months ended March 31, 2025 was $0.1 million. The release recorded during the three months ended March 31, 2025 was primarily due to a decrease in the size of the the Company’s balance sheet first mortgage loan portfolio as a result of repayments, partially offset by adverse changes in macroeconomic market conditions affecting commercial real estate.

The provision for loan loss reserves for the three months ended March 31, 2024 was $5.8 million. The provision recorded during the three months ended March 31, 2024 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the balance sheet first mortgage loan portfolio as a result of repayments.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of March 31, 2025 and December 31, 2024, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of March 31, 2025
Collateral Type	2025	2024	2023	2022	2021 and Earlier	Total (2)
Office	$—	$—	$—	$55,600	$705,525	$761,125
Multifamily	143,117	126,785	14,624	93,129	207,277	584,932
Mixed Use	18,169	—	—	—	83,054	101,223
Industrial	42,478	26,454	—	—	—	68,932
Other	48,490	—	—	14,172	—	62,662
Retail	—	23,876	—	—	24,143	48,019
Hospitality	—	—	—	—	38,350	38,350
Subtotal mortgage loans receivable	252,254	177,115	14,624	162,901	1,058,349	1,665,243
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$252,254	$177,115	$14,624	$162,901	$1,058,349	$1,665,243

	Amortized Cost Basis by Origination Year as of December 31, 2024
Collateral Type	2024	2023	2022	2021	2020 and Earlier	Total (3)
Office	$—	$—	$59,944	$518,663	$185,242	$763,849
Multifamily	126,588	14,636	105,324	272,291	—	518,839
Mixed Use	—	—	—	127,380	—	127,380
Retail	23,833	—	—	48,628	—	72,461
Hospitality	—	—	—	13,064	55,260	68,324
Industrial	26,368	—	—	—	—	26,368
Other	—	—	14,101	—	—	14,101
Subtotal mortgage loans receivable	176,789	14,636	179,369	980,026	240,502	1,591,322
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (4)(5)	$176,789	$14,636	$179,369	$980,026	$240,502	$1,591,322

(1)Not included above is $10.7 million of accrued interest receivable on all loans at March 31, 2025.
(2)For purposes of calculating our CECL allowance, one loan collateralized by hospitality, one loan collateralized by office, and one loan collateralized by multifamily utilized valuations of the underlying collateral to calculate the allowance at March 31, 2025.
(3)For purposes of calculating our CECL allowance, two loans collateralized by mixed-use, one loan collateralized by office, and one loan collateralized by multifamily utilized valuations of the underlying collateral to calculate the allowance at December 31, 2024.
(4)For the year ended December 31, 2024, there was a $5.0 million charge-off of an asset-specific allowance in connection with a foreclosure of one office property in Oakland, California.
(5)Not included above is $9.4 million of accrued interest receivable on all loans at December 31, 2024.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination.

Commercial mortgage-backed securities, including CRE CLOs (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of March 31, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at March 31, 2025 and December 31, 2024 ($ in thousands):

March 31, 2025

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,480,626		$1,478,529	$1,825	$(9,097)	$1,471,257	(3)	99	AAA	5.71%	5.82%	2.93
CMBS interest-only(4)	436,227	(4)	2,659	93	(39)	2,713	(5)	6	AAA	0.63%	8.22%	0.78
GNMA interest-only(6)	32,359	(4)	158	55	(58)	155		13	AAA	0.33%	9.39%	3.73
Agency securities	9		9	—	—	9		1	AAA	4.00%	2.57%	0.45
Total debt securities	$1,949,221		$1,481,355	$1,973	$(9,194)	$1,474,134	(7)	119		4.48%	5.81%	2.92
Equity securities	N/A		2,517	—	(251)	2,266		4	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,949,221		$1,483,872	$1,973	$(9,465)	$1,476,380		123

December 31, 2024

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,065,985		$1,063,835	$3,335	$(8,296)	$1,058,874	(3)	92	AAA	5.97%	6.13%	2.41
CMBS interest-only(4)	769,724	(4)	3,149	104	(9)	3,244	(5)	7	AAA	0.38%	7.81%	0.87
GNMA interest-only(6)	32,710	(4)	160	53	(58)	155		13	AAA	0.33%	9.38%	3.64
Agency securities	11		11	—	—	11		1	AAA	4.00%	2.60%	0.58
Total debt securities	$1,868,430		$1,067,155	$3,492	$(8,363)	$1,062,284	(7)	113		3.56%	6.03%	2.37
Equity securities	N/A		19,511	3	(939)	18,575		8	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,868,430		$1,086,666	$3,495	$(9,322)	$1,080,839		121

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
(3)As of March 31, 2025 and December 31, 2024, includes $8.9 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of March 31, 2025 and December 31, 2024, includes $0.2 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at March 31, 2025 and December 31, 2024 ($ in thousands):

March 31, 2025

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$132,306	$1,239,741	$37,633	$61,577	$1,471,257
CMBS interest-only	2,690	23	—	—	2,713
GNMA interest-only	51	13	91	—	155
Agency securities	9	—	—	—	9
Total securities (1)	$135,056	$1,239,777	$37,724	$61,577	$1,474,134

(1)Excluded from the table above are $2.3 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2024

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$170,874	$888,000	$—	$1,058,874
CMBS interest-only	2,937	307	—	3,244
GNMA interest-only	53	13	89	155
Agency securities	11	—	—	11
U.S. Treasury securities	—	—		—
Total securities (1)	$173,875	$888,320	$89	$1,062,284

(1)Excluded from the table above are $18.6 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three months ended March 31, 2025 and March 31, 2024, the Company sold $18.0 million and $1.0 million of equity securities, respectively.

The following summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the three months ended March 31, 2025 and March 31, 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Realized gain (loss) on securities	$542	$53
Unrealized gain (loss) on securities	687	(7)
Total realized and unrealized gain/(loss) on securities	$1,229	$46

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Land	$171,181	$173,798
Building	615,454	622,701
In-place leases and other intangibles	105,791	107,899
Undepreciated real estate and related lease intangibles	892,426	904,398
Less: Accumulated depreciation and amortization	(237,717)	(233,595)
Real estate and related lease intangibles, net(1)	$654,709	$670,803

Below market lease intangibles, net (other liabilities)(2)	$(23,898)	$(25,340)

(1)There was unencumbered real estate of $223.8 million and $213.4 million as of March 31, 2025 and December 31, 2024, respectively.
(2)Below market lease intangibles is net of $16.7 million and $16.5 million of accumulated amortization as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company had no real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation expense(1)	$6,052	$6,389
Amortization expense	1,284	1,913
Total real estate depreciation and amortization expense	$7,336	$8,302

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million of depreciation on corporate fixed assets for the three months ended March 31, 2025 and March 31, 2024.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	March 31, 2025	December 31, 2024
Gross intangible assets(1)	$105,791	$107,899
Accumulated amortization	58,137	57,281
Net intangible assets	$47,654	$50,618

(1)Includes $2.2 million and $2.3 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(93)	$(97)
Increase in operating lease income for amortization of below market lease intangibles acquired	495	529
Total	$402	$432

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of March 31, 2025 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2025 (last nine months)	$1,192	$3,677
2026	1,603	4,135
2027	1,567	3,924
2028	1,493	3,659
2029	1,496	3,589
Thereafter	14,315	26,927
Total	$21,666	$45,911

Rent Receivables

There were $3.0 million and $2.6 million of rent receivables included in other assets on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at March 31, 2025 ($ in thousands):

Period Ending December 31,	Amount
2025 (last nine months)	$42,564
2026	48,911
2027	45,272
2028	43,664
2029	42,639
Thereafter	121,968
Total	$345,018

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $1.0 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

There were no acquisitions during the three months ended March 31, 2025.

The Company acquired the following properties during the three months ended March 31, 2024 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2024	(2)	Multifamily	Los Angeles, CA	$14,110	100.0%
Total real estate acquisitions				$14,110

(1)Properties were consolidated as of acquisition date.
(2)In February 2024, the Company acquired a multifamily portfolio consisting of three properties in Los Angeles, CA via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The Company obtained a third-party appraisal of the properties. The $14.1 million fair value was determined by using the sales comparison and direct capitalization approaches. The appraiser utilized a capitalization rate of 5.5%. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs.

Sales

The Company sold the following property during the three months ended March 31, 2025 ($ in thousands):

Sales Date	Type	Primary Location(s)	Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2025	Retail	Jenks, OK	$13,079	$9,272	$3,807	1
Totals			$13,079	$9,272	$3,807
The Company did not have any sales during the three months ended March 31, 2024.

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2025 and December 31, 2024 are as follows ($ in thousands):

March 31, 2025

Secured Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value	Average Cost of Funds(1)	Current Maturity	Final Stated Maturity(2)	Carrying Value of Collateral
Loan Repurchase Facility	$500,000	$62,738	$62,738	6.47%	9/27/2025	9/27/2027	$97,490
Loan Repurchase Facility	300,000	—	—	—%	10/21/2027	10/21/2029	—
Loan Repurchase Facility	200,000	—	—	—%	10/3/2025	10/3/2027	14,624
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Loan Repurchase Facilities(3)	$1,056,000	$62,738	$62,738				$112,114
Mortgage Debt	N/A	423,009	425,690	6.13%	2025-2034(4)	2027-2048	430,951
CLO Debt	N/A	275,623	275,623	6.30%	2025-2026(5)	12/15/2036	424,493
Revolving Credit Facility(6)	850,000	—	—	—%	12/20/2028	12/20/2029	N/A
Senior Unsecured Notes	N/A	2,021,108	2,005,703	5.23%	2025-2031	2025-2031	N/A
Total Debt Obligations, net	$1,906,000	$2,782,478	$2,769,754				$967,558

(1)Interest rates on floating rate debt reflect the applicable index in effect as of March 31, 2025. Excludes deferred financing costs.
(2)Final Stated Maturity assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Carrying value excludes $1.6 million of unamortized deferred financing costs included in Other Assets.
(4)Anticipated Repayment Dates.
(5)Represents the estimated maturity dates based on the underlying loan maturities.
(6)The obligations under the revolving credit facility are secured by equity pledges of certain subsidiaries of the Company. Carrying Value excludes $8.3 million of unamortized deferred financing costs included in Other Assets.

December 31, 2024

Secured Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value	Average Cost of Funds(1)	Current Maturity	Final Stated Maturity(2)	Carrying Value of Collateral
Loan Repurchase Facility	$500,000	$62,738	$62,738	6.55%	9/27/2025	9/27/2027	$97,254
Loan Repurchase Facility	300,000	—	—	—%	10/21/2027	10/21/2029	—
Loan Repurchase Facility	200,000	—	—	—%	10/3/2025	10/3/2027	14,636
Loan Repurchase Facility	100,000	—	—	—%	1/22/2025	1/22/2026	—
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Loan Repurchase Facilities(3)	$1,156,000	$62,738	$62,738				$111,890
Mortgage Debt	N/A	443,733	446,397	6.09%	2025-2034(4)	2027-2048	451,880
CLO Debt	N/A	601,464	601,429	6.36%	2025-2026(5)	2036-2038	831,270
Revolving Credit Facility(6)	725,000	—	—	—%	12/20/2028	12/20/2029	N/A
Senior Unsecured Notes	N/A	2,041,557	2,025,053	5.22%	2025-2031	2025-2031	N/A
Total Debt Obligations, net	$1,881,000	$3,149,492	$3,135,617				$1,395,040

(1)Interest rates on floating rate debt reflect the applicable index in effect as of December 31, 2024. Excludes deferred financing costs.
(2)Final Stated Maturity assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Carrying value excludes $2.1 million of unamortized deferred financing costs included in Other Assets.
(4)Anticipated Repayment Dates.
(5)Represents the estimated maturity dates based on the underlying loan maturities.
(6)The obligations under the revolving credit facility are secured by equity pledges of certain subsidiaries of the Company. Carrying Value excludes $7.1 million of unamortized deferred financing costs included in Other Assets.
Senior Unsecured Notes
As of March 31, 2025, the Company had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $287.7 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”). The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval. During the three months ended March 31, 2025, the Company repurchased $8.0 million of the 2025 Notes and $12.4 million of the 2027 Notes, recognizing a net gain on extinguishment of debt of $6 thousand and $250 thousand, respectively.
Revolving Credit Facility
The Company’s Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin. The margin for borrowings is adjustable based on the Company’s credit rating and is between 77.5 basis points and 170 basis points. As of March 31, 2025, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

Collateralized Loan Obligations (“CLO”) Debt

As of March 31, 2025, the Company had $275.6 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

In July 2021, the Company financed a pool of $607.5 million of loans in a managed CLO transaction (“LCCM 2021-FL2”), which generated $498.2 million of gross proceeds to Ladder. On February 18, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL2. In December 2021, the Company financed a pool of $729.4 million of loans in a managed CLO transaction (“LCCM 2021-FL3”), which generated $566.2 million of gross proceeds to Ladder. As of March 31, 2025, LCCM 2021-FL3 is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE. Refer to Note 9, Consolidated Variable Interest Entities for further detail.
Loan and Securities Repurchase Financing
As outlined in the March 31, 2025 table above, the Company has entered into four committed master repurchase agreements to finance its lending activities, totaling $1.1 billion of credit capacity and $62.7 million outstanding.

Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. The lenders have sole discretion to include collateral in these facilities and to determine the market value of the collateral. In certain cases the lenders may require additional collateral, a full or partial repayment of the facilities (margin call) or a reduction in undrawn availability under the facilities.

The Company has also entered into master repurchase agreements with several counterparties to finance real estate securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. As of March 31, 2025, the Company had no securities repurchase debt outstanding.

As of March 31, 2025, no loan repurchase facilities were due within 90 days of March 31, 2025 and no counterparties held collateral that exceeded the amounts borrowed under the related loan and securities repurchase agreements by more than $151.4 million, or 10% of the Company’s total equity. As of March 31, 2025, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under the Company’s repurchase agreements was 44%. There have been no significant fluctuations in haircuts across asset classes on the repurchase facilities.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $425.7 million and $446.4 million, net of unamortized premiums of $3.5 million and $3.7 million as of March 31, 2025 and December 31, 2024, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million of premium amortization for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, the Company executed no new term debt agreements. During the three months ended March 31, 2024, the Company executed five new term debt agreements to finance properties in its real estate portfolio with a carrying amount of $40.1 million.

Financial Covenants

Our borrowings under certain financing agreements are subject to financial covenants, including maximum leverage ratio limits, minimum net worth requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, and minimum unencumbered assets to unsecured debt requirements. The Company’s subsidiary, Tuebor Captive Insurance

Company LLC (“Tuebor”), was previously a captive insurance company subject to state regulations, which required regulatory approval for dividend distributions, limiting the Company's ability to utilize cash held by Tuebor. Effective January 31, 2025, Tuebor is no longer licensed as a captive insurer and is no longer subject to state regulation.

The Company was in compliance with all covenants as of March 31, 2025.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2025 (last nine months)	$326,011
2026	89,161
2027	805,391
2028	24,317
2029	669,484
Thereafter	592,490
Subtotal	2,506,854
Debt issuance costs included in senior unsecured notes	(15,405)
Debt issuance costs included in mortgage loan financings	(860)
Net premiums included in mortgage loan financings (2)	3,541
Total (3)	$2,494,130

(1)The allocation of repayments under the Company’s committed loan repurchase facilities is based on the earlier of: (i) the final stated maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. Repayments of the Company's mortgage debt is based on the anticipated repayment dates as defined in the mortgage loan agreements.
(2)Represents sales proceeds received in excess of loan amounts sold into securitizations that are amortized as a reduction to interest expense using the effective interest method over the life of the underlying loan.
(3)Total does not include $275.6 million of consolidated CLO debt obligations, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2025 and December 31, 2024 ($ in thousands):

March 31, 2025

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000	$279	$—	0.38
Futures
10-year Treasury-Note Futures	42,500	188	—	0.27
Total futures	42,500	188	—
Total derivatives	$132,500	$467	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

December 31, 2024

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$432	$—	0.62
Options
Options	N/A	(2)	5	—	0.05
Total credit derivatives	—		5	—
Total derivatives	$90,000		$437	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 275 options contracts as of December 31, 2024.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31, 2025
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(154)	$189	$35
Futures	189	104	293
Options	—	(5)	(5)
Total	$35	$288	$323

	Three Months Ended March 31, 2024
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(248)	$418	$170
Futures	(532)	4,382	3,850
Options	—	(1)	(1)
Total	$(780)	$4,799	$4,019

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $1.1 million of cash margin as collateral for derivatives as of March 31, 2025, which is included in restricted cash in the consolidated balance sheets and no cash margin as collateral for derivatives as of December 31, 2024.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2025 and December 31, 2024. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of March 31, 2025 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$467	$—	$467	$—	$(1,084)	$(617)
Total	$467	$—	$467	$—	$(1,084)	$(617)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of March 31, 2025 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$62,738	$—	$62,738	$62,738	$—	$62,738
Total	$62,738	$—	$62,738	$62,738	$—	$62,738

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$437	$—	$437	$—	$—	$437
Total	$437	$—	$437	$—	$—	$437

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$62,738	$—	$62,738	$62,738	$—	$62,738
Total	$62,738	$—	$62,738	$62,738	$—	$62,738

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2025 and December 31, 2024 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet one CLO that is considered a VIE as of March 31, 2025 and consolidated two CLOs that were considered VIEs as of December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Mortgage loan receivables held for investment, net, at amortized cost	$424,493	$831,270
Accrued interest receivable	2,627	5,530
Other assets	13,780	42,621
Total assets	$440,900	$879,421
Debt obligations, net	$275,623	$601,429
Accrued expenses	820	1,806
Total liabilities	276,443	603,235
Net equity in VIEs (eliminated in consolidation)	164,457	276,186
Total equity	164,457	276,186
Total liabilities and equity	$440,900	$879,421

Refer to Note 6, Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

10. EQUITY

Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of March 31, 2025, the Company has a remaining amount available for repurchase of $66.8 million, which represents 4.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.41 per share on such date.

Subsequent to quarter end, on April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2025 and 2024 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Repurchases paid:
March 1, 2025 - March 31, 2025	70,506	(805)
Authorizations remaining as of March 31, 2025		$66,799

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Repurchases paid:
March 1, 2024 - March 31, 2024	60,000	(647)
Authorizations remaining as of March 31, 2024		$43,609

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2025 and 2024:

Declaration Date	Dividend per Share
March 14, 2025	$0.23
Total	$0.23

March 15, 2024	$0.23
Total	$0.23

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Accumulated Other Comprehensive Income (Loss) beginning of period	$(4,866)	$(13,853)
Unrealized gain (loss) on securities, available for sale	(2,169)	4,054
Reclassification adjustment for (gain) loss included in net income (loss)	(180)	(21)
Accumulated Other Comprehensive Income (Loss) end of period	$(7,215)	$(9,820)

11. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of March 31, 2025, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $77.6 million, and a single-tenant office building in Oakland County, MI with a book value of $8.7 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2025 and 2024 consist of the following:

	Three Months Ended March 31,
($ in thousands except share amounts)	2025	2024
Basic and Diluted Net income (loss) available for Class A common shareholders	$11,775	$16,609
Weighted average shares outstanding:
Basic	125,628,951	125,315,765
Diluted	126,279,680	125,520,373

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2025 and 2024 consist of the following:

	Three Months Ended March 31,
(In thousands except share and per share amounts) (1)	2025	2024
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$11,775	$16,609
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,628,951	125,315,765
Basic net income (loss) per share of Class A common stock	$0.09	$0.13

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$11,775	$16,609
Diluted net income (loss) attributable to Class A common shareholders	11,775	16,609
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,628,951	125,315,765
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	650,729	204,608
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	126,279,680	125,520,373
Diluted net income (loss) per share of Class A common stock	$0.09	$0.13

(1)The Company applies the treasury stock method.
(2)There were 23,255 and 378,668 anti-dilutive shares for the three months ended March 31, 2025 and 2024, respectively.
13. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$11,215	$10,298
Total Stock-Based Compensation Expense	$11,215	$10,298

A summary of the grants is presented below:

	Three Months Ended March 31,
	2025		2024
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	1,820,027	$11.68	1,855,541	$10.70

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at March 31, 2025 and changes during 2025 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2024	2,020,752	$12.28	623,788
Granted	1,820,027	11.68	—
Vested	(1,776,196)	11.49	—
Forfeited	—	—	—
Expired	—	—	(439,760)
Nonvested/Outstanding at March 31, 2025	2,064,583	$12.44	184,028

Exercisable at March 31, 2025 (1)			184,028

(1)The weighted average exercise price of outstanding options is $11.86 at March 31, 2025.

At March 31, 2025, there was $19.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 35.1 months, with a weighted average remaining vesting period of 28.5 months.

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

Annual Incentive Awards Granted in 2025 with respect to 2024 Performance

For 2024 performance, certain employees received stock-based incentive equity in February 2025. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2026, 2027 and 2028, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the Board’s confirmation that the Company achieves a pre-tax return on average equity, based on distributable earnings divided by the Company’s average shareholders’ equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2025, 2026 and 2027, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded pre-tax return on average equity of 8% based on distributable earnings divided by the Company’s average shareholders’ equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Approximately 2/3 of all the shares subject to attainment of the Performance Target are also subject to the Catch-Up Provision, as the Catch-Up Provision is not available for the missed performance during the third performance year and has the effect of requiring the Company to achieve an average 8% return over the full three-year performance plan in order to be effective. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly.

On February 18, 2025, in connection with 2024 performance, annual stock awards were granted to management employees (each, a “Management Grantee”), with an aggregate grant date fair value of $11 million, which represents 962,821 shares of Class A common stock. The grant to Mr. Harris and approximately half of the grants to each of Ms. McCormack and Mr. Perelman were unrestricted. The other half of incentive equity granted to each of Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 125,871 shares with an aggregate fair value of $1.5 million), approximately half of the awards are subject to time-based vesting criteria and the remaining half are subject to attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

On February 18, 2025, in connection with 2024 performance, annual stock awards were granted to certain non-management employees (“Non-Management Grantees”) with an aggregate grant date fair value of $9.6 million, which represents 825,016 shares of Class A common stock. Of these awards, 21,658 shares were unrestricted, 390,859 shares are subject to time-based vesting criteria and the remaining 412,499 shares are subject to the attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

Other 2025 Restricted Stock Awards

On February 18, 2025, certain members of the board of directors received annual restricted stock awards with a grant date fair value of $0.4 million, representing 32,190 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

Annual Incentive Awards Granted in 2024 with respect to 2023 Performance

For 2023 performance, certain employees received stock-based incentive equity in February 2024. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2025, 2026 and 2027, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2024, 2025 and 2026, respectively, subject to the Catch-Up Provision as described above.

On February 18, 2024, in connection with 2023 performance, annual stock awards were granted to Management Grantees with an aggregate grant date fair value of $10 million, which represents 937,560 shares of Class A common stock. The grant to Mr. Harris and approximately half of the grants to each of Ms. McCormack and Mr. Perelman were unrestricted. The other half of incentive equity granted to each of Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 127,275 shares with an aggregate fair value of $1.4 million), approximately half of the awards are subject to time-based vesting criteria and the remaining half are subject to attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

On February 18, 2024, in connection with 2023 performance, annual stock awards were granted to certain Non-Management Grantees with an aggregate grant date fair value of $9.4 million, which represents 882,436 shares of Class A common stock. Of these awards, 22,939 shares were unrestricted, 418,285 shares are subject to time-based vesting criteria and the remaining 441,212 shares are subject to the attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

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

On February 18, 2023, in connection with 2022 performance, annual stock awards were granted to Management Grantees with an aggregate grant date fair value of $8.5 million, which represents 733,607 shares of Class A common stock. The grant to Mr. Harris and approximately half of the grants to each of Ms. McCormack and Mr. Perelman were unrestricted. The other half of incentive equity granted to each of Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 101,344 shares with an aggregate fair value of $1.2 million), approximately half of the awards are subject to time-based vesting criteria and the remaining half are subject to attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

On February 18, 2023, in connection with 2022 performance, annual stock awards were granted to certain Non-Management Grantees with an aggregate grant date fair value of $7.5 million, which represents 651,429 shares of Class A common stock. Of these awards, 19,558 shares were unrestricted, 306,162 shares are subject to time-based vesting criteria and the remaining 325,709 shares are subject to the attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis or amortized cost/par, at March 31, 2025 and December 31, 2024 are as follows ($ in thousands):

March 31, 2025

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$1,480,626		$1,478,529	$1,471,257	Internal model	5.82%	2.93
CMBS interest-only(1)	436,227	(2)	2,654	2,713	Internal model	8.22%	0.78
GNMA interest-only(3)	32,359	(2)	158	155	Internal model	9.39%	3.73
Agency securities(1)	9		9	9	Internal model	2.57%	0.45
Equity securities(3)	N/A		2,517	2,266	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	1,671,069		1,665,243	1,646,270	Discounted Cash Flow(5)	8.71%	1.14
Mortgage loan receivables held for sale	95,350		90,420	90,420	Internal model, third-party inputs(6)	6.20%	9.04
Nonhedge derivatives(1)(10)	132,500		467	467	Counterparty quotations	N/A	0.32

Liabilities:
Repurchase agreements - short-term	62,738		62,738	62,738	Cost plus Accrued Interest (7)	6.47%	0.49
Mortgage loan financing	423,009		425,690	418,776	Discounted Cash Flow	6.13%	3.67
CLO debt	275,623		275,623	275,623	Discounted Cash Flow(8)	6.30%	1.09
Senior unsecured notes	2,021,108		2,005,703	1,991,038	Internal model	5.23%	3.50

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $52.2 million at March 31, 2025.
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
(9)The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2024

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$1,065,985		$1,063,835	$1,058,873	Internal model	6.13%	2.41
CMBS interest-only(1)	769,724	(2)	3,149	3,244	Internal model	7.81%	0.87
GNMA interest-only(3)	32,710	(2)	160	155	Internal model	9.38%	3.64
Agency securities(1)	11		11	11	Internal model	2.60%	0.58
Equity securities(3)	N/A		19,511	18,575	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	1,596,277		1,591,322	1,575,911	Discounted Cash Flow(5)	9.36%	0.86
Mortgage loan receivables held for sale	31,350		26,898	26,898	Internal model, third-party inputs(6)	4.57%	7.18
Nonhedge derivatives(1)(10)	90,000		437	437	Counterparty quotations	N/A	0.62

Liabilities:
Repurchase agreements - short-term	62,738		62,738	62,738	Cost plus Accrued Interest (7)	6.55%	0.74
Mortgage loan financing	443,733		446,397	435,048	Discounted Cash Flow	6.09%	3.36
CLO debt	601,464		601,380	601,430	Discounted Cash Flow(8)	2.01%	0.98
Senior unsecured notes	2,041,557		2,025,053	2,001,207	Internal model	5.22%	3.72

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2025 and December 31, 2024 ($ in thousands):

March 31, 2025

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,471,522		$—	$1,462,388	$—	$1,462,388
CMBS interest-only(1)	428,077	(2)	—	2,529	—	2,529
GNMA interest-only(3)	32,359	(2)	—	155	—	155
Agency securities(1)	9		—	9	—	9
Equity securities	N/A		2,266	—	—	2,266
Nonhedge derivatives(4)	132,500		467	—	—	467
			$2,733	$1,465,081	$—	$1,467,814

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$1,671,069		$—	$—	$1,646,270	$1,646,270
Mortgage loan receivable held for sale(6)	95,350		—	—	90,420	90,420
CMBS(7)	9,104		—	8,869	—	8,869
CMBS interest-only(7)	8,150		—	184	—	184
			$—	$9,053	$1,736,690	$1,745,743
Liabilities:
Repurchase agreements - short-term	$62,738		$—	$62,738	$—	$62,738
Mortgage loan financing	423,009		—	—	418,776	418,776
CLO debt	275,623		—	275,623	—	275,623
Senior unsecured notes	2,021,108		—	1,991,038	—	1,991,038
			$—	$2,329,399	$418,776	$2,748,175

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
(5)Balance does not include impact of allowance for current expected credit losses of $52.2 million at March 31, 2025.
(6)A lower of cost or market adjustment was recorded as of March 31, 2025.
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

The Company did not have any Level 3 financial instruments as of March 31, 2025 and December 31, 2024.

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

15. INCOME TAXES

The Company elected to be taxed as a REIT under the Internal Revenue Code (“the Code”), commencing with the taxable year ended December 31, 2015 (the REIT Election”). As such, the Company’s income is generally not subject to U.S. federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $(0.3) million and $0.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company’s net deferred tax assets (liabilities) were $(4.2) million and $(4.6) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(0.5) million and $1.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2025, the Company had $0.1 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused by December 31, 2025. As the realization of these assets are not more likely than not to be realized before their expiration, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2025, the tax years 2021-2024 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under audit in New York City for tax years 2014-2020. The Company does not expect this audit to result in any material changes to the Company’s financial position or performance. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of March 31, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefits. As of March 31, 2025, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

16. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.

17. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2025, the Company had a $(17.0) million lease liability and a $15.6 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating leases of office space. Right-of use lease assets initially equal the lease liability. During the three months ended March 31, 2025 and 2024, the Company recognized $0.9 million and $0.5 million in operating expenses in its consolidated statements of income relating to operating leases, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2025 are as follows ($ in thousands):

Period ending December 31,	Minimum Lease Payments
2025 (last nine months)	$3,243
2026	2,869
2027	2,232
2028	2,306
2029	2,409
Thereafter	8,629
Total undiscounted cash flows	21,688
Present value discount (1)	(4,711)
Lease liabilities (2)	$16,977

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate, estimated at the time of lease commencement, for similar collateral, which was 6.71%. The average remaining lease term is 7.6 years.
(2)The Company has a five-year extension option on its corporate headquarters office at 320 Park Avenue, New York, New York, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of March 31, 2025, the Company’s off-balance sheet arrangements consisted of $39.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 81% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2024, the Company’s off-balance sheet arrangements consisted of $34.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of March 31, 2025, the Company had $39.8 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheets. As of December 31, 2024, the Company had $10.0 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheet. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement. The payable within other liabilities at December 31, 2024 was paid during the three months ended March 31, 2025 and the payable within other liabilities at March 31, 2025 was paid during the second quarter of 2025.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended March 31, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$34,750	$18,528	$105	$10,943	$64,326
Interest expense	(8,413)	—	(6,688)	(28,896)	(43,997)
Net interest income (expense)	26,337	18,528	(6,583)	(17,953)	20,329
(Provision for) release of loan loss reserves	81	—	—	—	81
Net interest income (expense) after provision for (release of) loan reserves	26,418	18,528	(6,583)	(17,953)	20,410
Other income (loss)
Real estate operating income	—	—	21,773	—	21,773
Net result from mortgage loan receivables held for sale	162	—	—	—	162
Gain (loss) on real estate, net	—	—	3,807	—	3,807
Fee and other income	3,493	1,792	—	—	5,285
Net result from derivative transactions	—	—	35	288	323
Earnings (loss) from investment in unconsolidated ventures	—	—	(732)	—	(732)
Gain (loss) on extinguishment of debt	—	—	—	256	256
Total other income (loss)	3,655	1,792	24,883	544	30,874
Costs and expenses
Compensation and employee benefits	—	—	—	(18,761)	(18,761)
Operating expenses	—	—		(4,516)	(4,516)
Real estate operating expenses	—	—	(8,766)	—	(8,766)
Investment related expenses	(790)	(65)	(101)	(232)	(1,188)
Depreciation and amortization	—	—	(7,228)	(108)	(7,336)
Total costs and expenses	(790)	(65)	(16,095)	(23,617)	(40,567)
Income (loss) before taxes	29,283	20,255	2,205	(41,026)	10,717
Income tax (expense) benefit	—	—	—	838	838
Segment net income (loss)	$29,283	$20,255	$2,205	$(40,188)	$11,555

Total assets as of March 31, 2025	$1,703,455	$1,476,380	$673,901	$616,263	$4,469,999

Three months ended March 31, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$73,624	$7,892	$109	$14,287	$95,912
Interest expense	(29,450)	(28)	(8,350)	(20,943)	(58,771)
Net interest income (expense)	44,174	7,864	(8,241)	(6,656)	37,141
(Provision for) release of loan loss reserves	(5,768)	—	—	—	(5,768)
Net interest income (expense) after provision for (release of) loan reserves	38,406	7,864	(8,241)	(6,656)	31,373
Other income (loss)
Real estate operating income	—	—	23,887	—	23,887
Net result from mortgage loan receivables held for sale (3)	943	—	—	(856)	87
Fee and other income	3,505	76	2	117	3,700
Net result from derivative transactions	640	71	170	3,138	4,019
Earnings (loss) from investment in unconsolidated ventures	—	—	(15)	—	(15)
Gain (loss) on extinguishment of debt	—	—	—	177	177
Total other income (loss)	5,088	147	24,044	2,576	31,855
Costs and expenses
Compensation and employee benefits	—	—	—	(20,789)	(20,789)
Operating expenses	—	—	—	(4,643)	(4,643)
Real estate operating expenses	—	—	(9,146)	—	(9,146)
Investment related expenses	(1,589)	(47)	(93)	(264)	(1,993)
Depreciation and amortization	—	—	(8,192)	(110)	(8,302)
Total costs and expenses	(1,589)	(47)	(17,431)	(25,806)	(44,873)
Income (loss) before taxes	41,905	7,964	(1,628)	(29,886)	18,355
Income tax (expense) benefit	—	—	—	(1,925)	(1,925)
Segment net income (loss)	$41,905	$7,964	$(1,628)	$(31,811)	$16,430

Total assets as of December 31, 2024	$1,565,897	$1,080,839	$690,726	$1,507,611	$4,845,073

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $19.2 million and $19.9 million as of March 31, 2025 and December 31, 2024, respectively. This segment also includes the Company’s capital improvements of real estate of $0.9 million as of March 31, 2025 and 2024.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. Corporate/Other includes the Company’s senior unsecured notes of $2.0 billion as of March 31, 2025 and December 2024. Corporate/Other also includes the Company’s stock-based compensation expense of $11.2 million and $10.3 million, within compensation and employee benefits as of March 31, 2025 and 2024, respectively.
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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $30.3 billion of commercial real estate loans from our inception in October 2008 through March 31, 2025. During this timeframe, we also acquired $14.6 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.1 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2025, we originated $17.0 billion of conduit loans, of which $16.9 billion were sold into 74 CMBS securitizations, making us, by volume, one of the largest non-bank contributors of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of senior unsecured notes, non-recourse, non-mark-to-market Collateralized Loan Obligations (“CLO”) debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our initial public offering in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2025, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of March 31, 2025 ($ in thousands):

CRE Equity $892 20%
CRE Securities $1,476 32%
Cash & Cash Equivalents $480 10%
CRE Loans $1,756 38%
$4.6B Investment Assets & Cash

(1)CRE equity asset amounts represent undepreciated asset values.

There are a number of factors that influence our operating results. Some of these factors include: (1) our competition; (2) market and economic conditions, including inflation; (3) loan origination and repayment volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; (8) effectiveness of our hedging and other risk management practices; (9) real estate transaction volumes; (10) occupancy rates; and (11) expense management. Refer to the heading “Results of Operations.”

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of March 31, 2025, we held a portfolio of 54 balance sheet first mortgage loans with an aggregate book value of $1.7 billion. Based on the loan balances and the “as-is” third-party Financial Institutions

Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.5% at March 31, 2025.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2025, we held a portfolio of 4 mezzanine loans with an aggregate book value of $11.6 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 72.3% at March 31, 2025.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held two conduit loans with an aggregate carrying value of $90.4 million at March 31, 2025.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of March 31, 2025, we held two conduit first mortgage loans that were available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of these loans was 48.4% at March 31, 2025.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of March 31, 2025, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.
Real Estate

Net Leased Commercial Real Estate Properties. As of March 31, 2025, we owned 149 single tenant net leased properties with an undepreciated book value of $591.5 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2025, our net leased properties comprised a total of 3.4 million square feet, 100% leased with an average age since construction of 20.1 years and a weighted average remaining lease term of 7.5 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended March 31, 2025, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of March 31, 2025, we owned 53 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $300.9 million. During the three months ended March 31, 2025, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of March 31, 2025 ($ in millions):

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

As of March 31, 2025, the estimated fair value of our portfolio of CMBS investments totaled $1.5 billion in 105 CUSIPs ($14.0 million average investment per CUSIP). Included in the $1.5 billion of CMBS securities are $9.1 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.3% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of March 31, 2025:
As of March 31, 2025, our CMBS investments had a weighted average duration of 2.9 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2025, by property count and market value, respectively, 59.0% and 66.1% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.1% and 11.4%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.4% to 5.8% by property count and 0.3% to 8.4% by market value.

AAA-rated CMBS or U.S. Agency securities investments in excess of $106.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency securities in any single class of any single issuance in excess of the lesser of (x) $21.0 million and (y) 10% of the total net asset value of the respective Ladder subsidiary or other entity for which Ladder has authority to make investment decisions.

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of March 31, 2025, the carrying value of our unconsolidated ventures was $19.2 million.

United States Treasury Securities. We invest in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheet. As of March 31, 2025, we held $483.1 million of U.S. Treasury securities classified as cash and cash equivalents on our consolidated balance sheet.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties. In addition to cash flow from operations, we fund our operations and investment strategy through a diverse array of funding sources, including:

•Senior unsecured notes
•Revolving credit facility
•CLO transactions
•Secured loan and securities repurchase financing
•Non-recourse mortgage debt
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

Senior Unsecured Notes

As of March 31, 2025, we had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $287.7 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”). The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.

Due in large part to devoting such a large portion of our capital structure to equity and unsecured corporate bond debt, we maintain a $3.7 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of March 31, 2025.

Revolving Credit Facility

Our Revolving Credit Facility is available on a revolving basis to finance our working capital needs and for general corporate purposes. On January 2, 2025, we increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows us to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin. The margin for borrowings is adjustable based on our credit rating and is between 77.5 basis points and 170 basis points. As of March 31, 2025, we had no outstanding borrowings on the Revolving Credit Facility.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

Following the date on which we have received an investment grade rating from at least two rating agencies, the Revolving Credit Facility will be automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries will be terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) will be released and discharged from all obligations as a guarantor and/or pledgor. There is no guarantee that the Company will achieve or maintain an investment grade rating.

Collateralized Loan Obligations (“CLO”) Debt

As of March 31, 2025, we had $275.6 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on our consolidated balance sheets.

On July 13, 2021, we financed a pool of $607.5 million of loans at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL2”), which generated $498.2 million of gross proceeds. We retained an 18% subordinate and controlling interest in LCCM 2021-FL2. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL2, including broad discretion in managing these loans, and has the ability to appoint the special servicer. On February 18, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL2.

On December 2, 2021, we financed a pool of $729.4 million of loans at a 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL3”), which generated $566.2 million of gross proceeds. We retained a 15.6% subordinate and controlling interest in the LCCM 2021-FL3 and held two additional tranches totaling 6.8% as investments. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL3, including broad discretion in managing these loans, and has the ability to appoint the special servicer. LCCM 2021-FL3 is a VIE and we are the primary beneficiary and, therefore, consolidate the VIE. Refer to Note 9, Consolidated Variable Interest Entities for further detail.

Committed Loan Financing Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.1 billion of credit capacity. As of March 31, 2025, we had $62.7 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

We have the option to extend some of our existing facilities subject to a number of customary conditions. The lenders have sole discretion to include collateral in these facilities and to determine the market value of the collateral. In certain cases the lenders may require additional collateral, a full or partial repayment of the facilities (margin call), or a reduction in undrawn availability under the facilities. Typically, the lender establishes a maximum percentage of the collateral asset’s market value that can be borrowed. We often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Securities Repurchase Financing

We are a party to master repurchase agreements with several counterparties to finance our investments in securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess collateral.

Mortgage Loan Financing

We typically finance our real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $425.7 million, net of unamortized premiums of $3.5 million as of March 31, 2025, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.2 million of premium amortization, which decreased interest expense for the three months ended March 31, 2025. During the three months ended March 31, 2025, we executed no new term debt agreements.

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

Our borrowings under certain financing agreements are subject to financial covenants as defined in such agreements, including minimum net worth requirements, minimum liquidity levels, maximum leverage ratios, minimum fixed charge coverage or interest coverage ratios. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

Further, certain of our financing arrangements and loans on our real property are secured by our assets, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to us, from making distributions on such subsidiary’s capital stock, from repaying to us any loans or advances to such subsidiary from us or from transferring any of such subsidiary’s property or other assets to us or other of our subsidiaries. In addition, one of our subsidiaries was previously a captive insurance company subject to state regulations, which required regulatory approval for dividend distributions, limiting the Company’s ability to utilize cash held by our subsidiary. Effective January 31, 2025, the subsidiary is no longer licensed as a captive insurer and is no longer subject to state regulation.

We are in compliance with all covenants as described in this Quarterly Report as of March 31, 2025.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2025 compared to the three months ended December 31, 2024 is presented below.

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	Difference
Net interest income
Interest income	$64,326	$78,102	$(13,776)
Interest expense	43,997	50,890	(6,893)
Net interest income (expense)	20,329	27,212	(6,883)
Provision for (release of) loan loss reserves, net	(81)	47	(128)
Net interest income (expense) after provision for (release of) loan loss reserves	20,410	27,165	(6,755)
Other income (loss)
Real estate operating income	21,773	23,368	(1,595)
Net result from mortgage loan receivables held for sale	162	(608)	770
Gain (loss) on real estate, net	3,807	12,419	(8,612)
Fee and other income	5,285	4,753	532
Net result from derivative transactions	323	1,549	(1,226)
Earnings (loss) from investment in unconsolidated ventures	(732)	(68)	(664)
Gain on extinguishment of debt	256	(9)	265
Total other income (loss)	30,874	41,404	(10,530)
Costs and expenses
Compensation and employee benefits	18,761	11,754	7,007
Operating expenses	4,516	4,863	(347)
Real estate operating expenses	8,766	9,637	(871)
Investment related expenses	1,188	1,809	(621)
Depreciation and amortization	7,336	7,466	(130)
Total costs and expenses	40,567	35,529	5,038
Income (loss) before taxes	10,717	33,040	(22,323)
Income tax expense (benefit)	(838)	1,711	(2,549)
Net income (loss)	$11,555	$31,329	$(19,774)

Investment Overview

Activity for the three months ended March 31, 2025 included fundings of $316.4 million and paydowns of $181.9 million, which contributed to a $137.6 million increase of commercial mortgage loans. Activity for the three months ended March 31, 2025 included securities purchases of $521.8 million, $85.2 million of amortization and paydowns and $39.9 million of sales which contributed to a net increase in our securities portfolio of $395.5 million. In addition, we purchased $1.4 billion of short-term U.S. Treasury securities during the three months ended March 31, 2025, and $1.8 billion matured during the three months ended March 31, 2025.

Activity for the three months ended December 31, 2024 included fundings of $123.4 million and paydowns of $575.3 million, contributing to a $448.9 million decrease of commercial mortgage loans. Activity for the three months ended December 31, 2024 included securities purchases of $315.0 million, sales of $21.6 million and $68.2 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $228.1 million. Activity for the three months ended December 31, 2024 included real estate investment sales of $44.6 million. In addition, we purchased $3.3 billion of short-term U.S. Treasury securities during the three months ended December 31, 2024, and $3.6 billion matured during the three months ended December 31, 2024.

Net Interest Income

The $13.8 million decrease in interest income was primarily attributable to net payoffs within our loan portfolio, partially offset by an increase in interest earned from CMBS securities due to purchases. There was a $0.3 billion increase in average securities investments from $1.0 billion for the three months ended December 31, 2024 to $1.3 billion for the three months ended March 31, 2025. There was a $0.3 billion decrease in average loan investments from $1.9 billion for the three months ended December 31, 2024 to $1.6 billion for the three months ended March 31, 2025.

The $6.9 million decrease in interest expense was primarily attributable to the redemption of all outstanding obligations of LCCM 2021-FL2.

The decrease in net interest income before provision for loan losses of $6.9 million is primarily driven by loan payoffs and paydowns, partially offset by the redemption of all outstanding obligations of LCCM 2021-FL2.

As of March 31, 2025 and December 31, 2024, the weighted average yield on our mortgage loan receivables was 8.6% and 9.3%, respectively. As of March 31, 2025 and December 31, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.3% and 6.4%, respectively. The decrease in the rate on borrowings against our mortgage loan receivables from March 31, 2025 to December 31, 2024 was primarily due to decreases in prevailing interest rates. As of March 31, 2025, we had outstanding borrowings secured by our mortgage loan receivables equal to 19.9% of the carrying value of our mortgage loan receivables, compared to 42.4% as of December 31, 2024.

As of March 31, 2025 and December 31, 2024, the weighted average yield on our securities was 5.7% and 6.0%, respectively. As of March 31, 2025 and December 31, 2024, we did not have any borrowings against our securities.

Our real estate portfolio is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2025 and December 31, 2024, the weighted average interest rate on mortgage borrowings against our real estate was 6.1% and 6.0%, respectively. As of March 31, 2025, we had outstanding borrowings secured by our real estate equal to 65.0% of the carrying value of our real estate, compared to 66.6% as of December 31, 2024.

Real Estate Operating Income

The decrease of $1.6 million in real estate operating income was primarily attributable to sales that occurred during the three months ended December 31, 2024, for which there was no operating income during the three months ended March 31, 2025.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended March 31, 2025, we recorded $0.2 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended December 31, 2024, we recorded an unrealized loss related to a lower of cost or market adjustment of $(0.6) million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The decrease of $8.6 million of gain on real estate, net during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 was the result of decreased property sales during the three months ended March 31, 2025 compared to property sales during the three months ended December 31, 2024. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and include unrealized and realized gains and losses on securities within fee and other income. The $0.5 million increase in fee and other income was primarily due to an increase in unrealized and realized gains on securities, and the timing of loan payoffs and late fees received for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.

Net Result from Derivative Transactions

The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. Net result from derivative transactions of $323 thousand was comprised of a realized gain of $288 thousand and an unrealized gain of $35 thousand for the three months ended March 31, 2025. Net result from derivative transactions of $1.5 million was comprised of a realized gain of $1.8 million and an unrealized loss of $0.3 million for the three months ended December 31, 2024. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain during the three months ended March 31, 2025 was primarily related to movement in interest rates during the three months ended March 31, 2025.

Gain (Loss) on Extinguishment of Debt

During the three months ended March 31, 2025, there was $0.3 million of gain on extinguishment of debt as the Company retired: (1) $8.0 million of principal of the 2025 Notes for a repurchase price of $8.0 million, recognizing a $6 thousand net gain on extinguishment of debt after recognizing $7 thousand of unamortized debt issuance costs associated with the retired debt; and (2) $12.4 million of principal of the 2027 Notes for a repurchase price of $12.2 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $40 thousand of unamortized debt issuance costs associated with the retired debt.

During the three months ended December 31, 2024, there was $9 thousand of loss on extinguishment of debt as the Company retired $26.3 million of principal of the 2025 Notes for a repurchase price of $26.2 million, recognizing a $9 thousand net loss on extinguishment of debt after recognizing $40 thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The increase of $7.0 million in compensation expense was primarily attributable to the immediate vesting of shares that were granted during the three months ended March 31, 2025, partially offset by a decrease in bonus accrual for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.

Operating Expenses

Operating expenses are primarily comprised of professional fees, and lease, technology and administrative expenses. The decrease of $0.3 million during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 was primarily related to a decrease in professional fees, information technology and administrative expenses.

Real Estate Operating Expenses

The decrease of $0.9 million in real estate operating expenses during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 was primarily attributable to property sales that occurred during the three months ended December 31, 2024, for which there was no operating expenses during the three months ended March 31, 2025.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans, and other deal related expenses. The decrease of $0.6 million during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 was primarily attributable to a decrease in deal related expenses.

Depreciation and Amortization

The $0.1 million decrease in depreciation and amortization during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 was primarily attributable to property sales that occurred during the three months ended December 31, 2024, for which there was no depreciation and amortization during the three months ended March 31, 2025.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The decrease in expense during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is presented below.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,
	2025	2024	Difference
Net interest income
Interest income	$64,326	$95,912	$(31,586)
Interest expense	43,997	58,771	(14,774)
Net interest income (expense)	20,329	37,141	(16,812)
Provision for (release of) loan loss reserves, net	(81)	5,768	(5,849)
Net interest income (expense) after provision for (release of) loan loss reserves	20,410	31,373	(10,963)
Other income (loss)
Real estate operating income	21,773	23,887	(2,114)
Net result from mortgage loan receivables held for sale	162	87	75
Gain (loss) on real estate, net	3,807	—	3,807
Fee and other income	5,285	3,700	1,585
Net result from derivative transactions	323	4,019	(3,696)
Earnings (loss) from investment in unconsolidated ventures	(732)	(15)	(717)
Gain on extinguishment of debt	256	177	79
Total other income (loss)	30,874	31,855	(981)
Costs and expenses
Compensation and employee benefits	18,761	20,789	(2,028)
Operating expenses	4,516	4,643	(127)
Real estate operating expenses	8,766	9,146	(380)
Investment related expenses	1,188	1,993	(805)
Depreciation and amortization	7,336	8,302	(966)
Total costs and expenses	40,567	44,873	(4,306)
Income (loss) before taxes	10,717	18,355	(7,638)
Income tax expense (benefit)	(838)	1,925	(2,763)
Net income (loss)	$11,555	$16,430	$(4,875)

Investment Overview

Activity for the three months ended March 31, 2025 included fundings of $316.4 million and paydowns of $181.9 million, which contributed to a $137.6 million increase in commercial mortgage loans. Activity for the three months ended March 31, 2025 included securities purchases of $521.8 million, $85.2 million of amortization and paydowns, and sales of $39.9 million, which contributed to a net increase in our securities portfolio of $395.5 million. In addition, we purchased $1.4 billion of short-term U.S. Treasury securities during the three months ended March 31, 2025, of which $1.8 billion matured during the three months ended March 31, 2025.

Activity for the three months ended March 31, 2024 included fundings of $48.7 million and paydowns of $395.3 million, which contributed to a $357.1 million decrease in commercial mortgage loans. Activity for the three months ended March 31, 2024 included securities purchases of $70.6 million, sales of $4.8 million and $88.4 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $19.0 million. We acquired $14.1 million in real estate via foreclosure. In addition, we purchased $2.0 billion of short-term U.S. Treasury securities during the three months ended March 31, 2024, of which $1.9 billion matured during the three months ended March 31, 2024.

Net Interest Income

The $31.6 million decrease in interest income was primarily attributable to net payoffs within our loan portfolio, partially offset by an increase in interest earned on CMBS securities due to purchases. There was a $1.4 billion decrease in average loan investments from $3.0 billion for the three months ended March 31, 2024 to $1.6 billion for the three months ended March 31, 2025. There was a $0.8 billion increase in average securities investments from $0.5 billion for the three months ended March 31, 2024 to $1.3 billion for the three months ended March 31, 2025.

The $14.8 million decrease in interest expense is primarily related to lower outstanding balances on our securities and loan repurchase facilities, the payoff of our FHLB borrowings, redemption of all outstanding obligations of LCCM 2021-FL2, as well as a reduction in expense as a result of redemptions of our Notes, partially offset by the issuance of our 2031 Notes.

As of March 31, 2025, the weighted average yield on our mortgage loan receivables was 8.6%, compared to 9.4% as of March 31, 2024. As of March 31, 2025, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.3%, compared to 7.2% as of March 31, 2024 primarily due to decreases in prevailing interest rates. As of March 31, 2025, we had outstanding borrowings secured by our mortgage loan receivables equal to 19.9% of the carrying value of our mortgage loan receivables, compared to 55.3% as of March 31, 2024.

As of March 31, 2025 the weighted average yield on our securities was 5.7%, compared to 6.8% as of March 31, 2024. As of March 31, 2025, we did not have any borrowings against our securities. As of March 31, 2024, the weighted average interest rate on borrowings against our securities was 5.8%. As of March 31, 2024, we had outstanding borrowings secured by our securities equal to 19.6% of the carrying value of our real estate securities.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2025, the weighted average interest rate on mortgage borrowings against our real estate assets was 6.1%, compared to 6.0% as of March 31, 2024. As of March 31, 2025, we had outstanding borrowings secured by our real estate equal to 65.0% of the carrying value of our real estate, compared to 65.3% as of March 31, 2024.

Provision for (release of) Loan Loss Reserves

The release of loan loss reserves for the three months ended March 31, 2025 of $(0.1) million was primarily due to a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments, offset by continued uncertainty in macroeconomic market conditions affecting commercial real estate. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

The provision for loan loss reserves the three months ended March 31, 2024 was $5.8 million. The increase in provision associated with the general reserve during the three months ended March 31, 2024 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The decrease of $2.1 million in real estate operating income was primarily attributable to real estate sales that occurred between March 31, 2024 and March 31, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended March 31, 2025, we recorded $0.2 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended March 31, 2024, we recorded $0.1 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The increase of $3.8 million of gain on real estate, net during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was the result of property sales during the three months ended March 31, 2025 compared to no property sales during the three months ended March 31, 2024. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and include unrealized and realized gains and losses on securities within fee and other income. The $1.6 million increase in fee and other income was primarily due to an increase in unrealized and realized gains on securities, and the timing of loan payoffs and late fees received for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Net Result from Derivative Transactions

Net result from derivative transactions of $323 thousand was comprised of a realized gain of $288 thousand and an unrealized gain of $35 thousand for the three months ended March 31, 2025. Net result from derivative transactions of $4.0 million was comprised of a realized gain of $4.8 million and an unrealized loss of $0.8 million for the three months ended March 31, 2024. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2025 was primarily related to changes in interest rates during the three months ended March 31, 2025.

Gain on Extinguishment of Debt

Gain on extinguishment of debt totaled $0.3 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company retired: (1) $8.0 million of principal of the 2025 Notes for a repurchase price of $8.0 million, recognizing an $6 thousand net gain on extinguishment of debt after recognizing $7 thousand of unamortized debt issuance costs associated with the retired debt; and (2) $12.4 million of principal of the 2027 Notes for a repurchase price of $12.2 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $40 thousand of unamortized debt issuance costs associated with the retired debt.

Gain on extinguishment of debt totaled $0.2 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company retired $2.0 million of principal of the 2029 Notes for a repurchase price of $1.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $21 thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $2.0 million in compensation expense is primarily due to a decrease in bonus compensation expense for the three months ended March 31, 2025 as compared three months ended March 31, 2024.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the three months ended March 31, 2025 as compared to March 31, 2024 of $0.1 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The decrease of $0.4 million in real estate operating expenses was primarily attributable to real estate sales that occurred between March 31, 2024 and March 31, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The decrease during the three months ended March 31, 2025 as compared to March 31, 2024 of $0.8 million was primarily attributable to a decrease in loan related expenses as a result of a smaller loan portfolio.

Depreciation and Amortization

The decrease of $1.0 million in depreciation and amortization was primarily attributable to real estate sales that occurred between March 31, 2024 and March 31, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in expense of $2.8 million during the three months ended March 31, 2025 as compared to March 31, 2024 is primarily a result of changes in income generated by our TRSs.
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

Cash Flows

We held cash and cash equivalents of $479.8 million and restricted cash of $13.7 million as of March 31, 2025. We held cash and cash equivalents of $1.3 billion and restricted cash of $12.6 million as of December 31, 2024.

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(28,727)	$(20,375)
Net cash provided by (used in) investing activities	(373,783)	337,135
Net cash provided by (used in) financing activities	(410,202)	(160,211)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(812,712)	$156,549

Three months ended March 31, 2025

We experienced a net decrease in cash, cash equivalents and restricted cash of $(812.7) million for the three months ended March 31, 2025, reflecting cash used in operating activities of $(28.7) million, cash used in investing activities of $(373.8) million and cash used in financing activities of $(410.2) million.

Net cash used in operating activities of $(28.7) million was primarily driven by conduit loan originations, partially offset by net interest income and net operating income on our real estate portfolio.

Net cash used in investing activities of $(373.8) million was driven by $(521.8) million in purchases of securities and $(253.0) million of origination of mortgage loans held for investment, partially offset by $264.0 million of repayment from mortgage loan receivables, $84.5 million in repayments on securities, $39.9 million of proceeds from sale of securities and $13.1 million in proceeds from sale of real estate.

Net cash used in financing activities of $(410.2) million was primarily as a result of net repayments of borrowings of $(366.8) million, $(30.7) million of dividend payments, $(8.7) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(2.3) million purchase of treasury stock, and $(1.7) million in deferred financing cost.

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

Unencumbered Assets

As of March 31, 2025, we held unencumbered cash of $479.8 million, unencumbered loans of $1.2 billion, unencumbered securities of $1.5 billion, unencumbered real estate of $223.8 million and $249.7 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2024, we held unencumbered cash and cash equivalents of $1.3 billion, unencumbered loans of $689.7 million, unencumbered securities of $1.1 billion, unencumbered real estate of $213.4 million and $409.1 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2025 are set forth in the table below ($ in thousands):

March 31, 2025
Loan repurchase facilities	$62,738
Mortgage debt(1)	425,690
CLO debt	275,623
Senior unsecured notes(2)	2,005,703
Total debt obligations, net	$2,769,754

(1)Presented net of unamortized debt issuance costs of $0.9 million and net of premiums of $3.5 million as of March 31, 2025.
(2)Presented net of unamortized debt issuance costs of $15.4 million as of March 31, 2025.

The Company’s repurchase agreements include financial covenants, including minimum net worth requirements, minimum liquidity levels, maximum leverage ratios and minimum fixed charge or interest coverage ratios. We were in compliance with all covenants as of March 31, 2025 and December 31, 2024. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.
Senior Unsecured Notes

As of March 31, 2025, the Company had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $287.7 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”).

As of December 31, 2024, the Company had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $295.7 million in aggregate principal amount of the 2025 Notes, $611.9 million in aggregate principal amount of the 2027 Notes, $633.9 million in aggregate principal amount of the 2029 Notes and $500.0 million in aggregate principal amount of the 2031 Notes. The 2031 Notes were issued during the year ended December 31, 2024 with an aggregate principal balance of $500.0 million.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of March 31, 2025 and 2024. The Notes are presented net of unamortized debt issuance costs of $15.4 million and $16.5 million as of March 31, 2025 and December 31, 2024, respectively.
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

During the three months ended March 31, 2025, the Company repurchased $8.0 million of the 2025 Notes and $12.4 million of the 2027 Notes recognizing a net gain on extinguishment of debt of $6 thousand and $250 thousand, respectively.

Revolving Credit Facility

The Company’s Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin. The margin for borrowings is adjustable based on the Company’s credit rating and is between 77.5 basis points and 170 basis points. As of March 31, 2025, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

Collateralized Loan Obligations (“CLO”) Debt

As of March 31, 2025, the Company had $275.6 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

As of December 31, 2024, the Company had $601.4 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.1 million were included in CLO debt as of December 31, 2024.

On July 13, 2021, the Company financed a pool of $607.5 million of loans at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL2”), which generated $498.2 million of gross proceeds to Ladder. The Company retained an 18% subordinate and controlling interest in LCCM 2021-FL2. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL2, including broad discretion in managing these loans, and has the ability to appoint the special servicer. On February 18, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL2.

On December 2, 2021, the Company financed a pool of $729.4 million of loans at a 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL3”), which generated $566.2 million of gross proceeds to Ladder. The Company retained a 15.6% subordinate and controlling interest in the LCCM 2021-FL3 and held two additional tranches totaling 6.8% as investments. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL3, including broad discretion in managing these loans, and has the ability to appoint the special servicer. LCCM 2021-FL3 is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE. Refer to Note 9, Consolidated Variable Interest Entities for further detail.

Committed Loan Financing Facilities

The Company is a party to multiple committed loan repurchase agreement facilities, totaling $1.1 billion of credit capacity as of March 31, 2025. As of March 31, 2025, the Company had $62.7 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. As of December 31, 2024, the Company had $62.7 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

The Company has the option to extend some of its existing facilities subject to a number of customary conditions. The lenders have sole discretion to include collateral in these facilities and to determine the market value of the collateral. In certain cases the lenders may require additional collateral, a full or partial repayment of the facilities (margin call) or a reduction in undrawn availability under the facilities. Typically, the facilities are established with stated guidelines regarding the maximum percentage of the collateral asset’s market value that can be borrowed. The Company often borrows at a lower percentage of the collateral asset’s value than the maximum leaving the Company with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Securities Repurchase Financing

The Company is a party to master repurchase agreements with several counterparties to finance its investments in securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, the Company has the right to call back excess collateral. As of March 31, 2025, the Company had no securities repurchase agreements outstanding.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $425.7 million and $446.4 million, net of unamortized premiums of $3.5 million and $3.7 million as of March 31, 2025 and December 31, 2024, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million of premium amortization, which decreased interest expense for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, the Company executed no new term debt agreements. During the three months ended March 31, 2024 the Company executed five new term debt agreements to finance properties in its real estate portfolio with a carrying amount of $40.1 million.
Stock Repurchases

On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2025, the Company has a remaining amount available for repurchase of $66.8 million, which represents 4.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.41 per share on such date. Refer to Note 10, Equity, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

Subsequent to quarter end, on April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2025 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
Authorizations remaining as of March 31, 2025		$66,799

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024, the Board authorized repurchases up to $75.0 million in aggregate.

Dividends

In order for the Company to maintain its qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), it must annually distribute at least 90% of its taxable income. The Company has paid and in the future intends to declare regular quarterly distributions to its shareholders in aggregating to an amount approximating at least 90% of the REIT’s annual net taxable income.

All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Delaware law and other factors as our board of directors may deem relevant from time to time.

Refer to Note 10, Equity, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of dividends declared.

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $264.0 million for the three months ended March 31, 2025 and $362.9 million for the three months ended March 31, 2024. Repayment of real estate securities provided net cash of $84.5 million for the three months ended March 31, 2025, and $88.1 million for the three months ended March 31, 2024.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were no proceeds from sales of mortgage loans for the three months ended March 31, 2025. There were $40.4 million proceeds from sales of mortgage loans for the three months ended March 31, 2024.

Proceeds from the Sale of Securities

We sell our investments in CMBS, including CRE CLOs, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $39.9 million for the three months ended March 31, 2025, and $4.8 million for the three months ended March 31, 2024.

Proceeds from the Sale of Real Estate

There were $13.1 million of proceeds from sales of real estate, net of closing costs for the three months ended March 31, 2025. There were no proceeds from sales of real estate, net for the three months ended March 31, 2024.

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

Contractual Obligations

Contractual obligations as of March 31, 2025 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$38,309	$295,054	$59,964	$92,490	$485,817
Senior unsecured notes	287,699	599,490	633,919	500,000	2,021,108
Interest payable(3)	95,975	124,210	61,024	24,746	305,955
Other funding obligations(4)	3,099	4,786		—	7,885
Operating lease obligations	3,243	5,100	4,715	8,630	21,688
Total	$428,325	$1,028,640	$759,622	$625,866	$2,842,453

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
(2)Total does not include $275.6 million of consolidated CLO debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2025 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2025. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $32.2 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of March 31, 2025, our off-balance sheet arrangements consisted of $39.8 million of unfunded commitments of mortgage loan receivables held for investment. 81% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2024, our off-balance sheet arrangements consisted of $34.6 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.
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

During 2025, management reviewed and evaluated these critical accounting estimates and policies and believes they are appropriate. The following discussion describes critical accounting estimates that require more significant judgment by management. This summary should be read in conjunction with a more complete discussion of our significant accounting policies which are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The provision for loan losses for the three months ended March 31, 2025 and March 31, 2024 was $(0.1) million and $5.8 million, respectively.

The allowance for loan losses at March 31, 2025 and December 31, 2024 was $52.8 million and $52.8 million, respectively. The allowance includes $0.6 million and $0.5 million of reserves for unfunded commitments at March 31, 2025 and December 31, 2024, respectively. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of March 31, 2025 and December 31, 2024, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of March 31, 2025 or December 31, 2024. We did not record any impairments of real estate for the three months ended March 31, 2025 or March 31, 2024.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	March 31,	December 31,
	2025	2024
Income (loss) before taxes	$10,717	$33,040
Net (income) loss attributable to noncontrolling interests in consolidated ventures	220	55
Our share of real estate depreciation, amortization and gain adjustments (1)	4,503	(2,225)
Adjustments for derivative results and loan sale activity (2)	(435)	(474)
Unrealized (gain) loss on fair value securities	(687)	903
Adjustment for impairment	(81)	47
Non-cash stock-based compensation	11,215	2,237
Distributable earnings	$25,452	$33,583

(1)
The following is an unaudited reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Three Months Ended
		March 31,	December 31,
		2025	2024
	Total GAAP depreciation and amortization	$7,336	$7,466
	Depreciation and amortization related to non-rental property fixed assets	(108)	(110)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(119)	(115)
	Our share of operating lease income from above/below market lease intangible amortization	(402)	(413)
	Our share of real estate depreciation and amortization	6,707	6,828
	Accumulated depreciation and amortization on real estate sold (a)	(2,936)	(9,146)
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	732	68
	Our share of real estate depreciation, amortization and gain adjustments	$4,503	$(2,250)

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
		Three Months Ended
		March 31,	December 31,
		2025	2024
	GAAP realized gain/loss on sale of real estate, net	$3,807	$12,419
	Adjusted (gain)/loss on sale of real estate for purposes of distributable earnings	(871)	(3,298)
	Accumulated depreciation and amortization on real estate sold	$2,936	$9,121

(2)
The following is an unaudited reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):

		Three Months Ended
		March 31,	December 31,
		2025	2024
	GAAP net results from derivative transactions	$(323)	$(1,549)
	Unrealized lower of cost or market adjustments related to loans held for sale	(162)	608
	Amortization of (premium)/discount on mortgage loan financing included in interest expense	(178)	(209)
	Recognized derivative results	228	676
	Adjustments for derivative results and loan sale activity	$(435)	$(474)

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2025 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on March 31, 2025, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(27,396)	$8,146
Increase by 1.00%	28,893	(8,032)

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company’s investments or determine their fair values. As a result, the Company may be unable to sell its investments, or only be able to sell its investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to the Company. In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets. A decrease in the market value of the Company’s assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so. The Company’s subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”), was previously a captive insurance company subject to state regulations, which required regulatory approval for dividend distributions, limiting the Company's ability to utilize cash held by Tuebor. Effective January 31, 2025, Tuebor is no longer licensed as a captive insurer and is no longer subject to state regulation.

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 66.5% as of March 31, 2025 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

Risks Related to Real Estate

Real estate and real estate-related assets, including loans and commercial real estate-related securities, are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, economic downturns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; environmental conditions; competition from comparable property types or properties; changes in tenant mix or performance and retroactive changes to building or similar codes and rent regulations. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause the Company to suffer losses.

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

We were in compliance with all covenants as described in this Quarterly Report as of March 31, 2025.

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

Regulatory Risk

Effective January 31, 2025, the Company’s subsidiary, Tuebor, is no longer licensed as a captive insurer and is no longer subject to state regulation.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Further, certain of our subsidiaries, such as our registered investment adviser, are subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any material enforcement proceedings, litigation related to regulatory compliance matters or any other type of material litigation matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2025 to the risk factors in Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended March 31, 2025 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	—	—	—	67,604
February 1, 2025 - February 28, 2025	—	—	—	67,604
March 1, 2025 - March 31, 2025	70,506	11.42	70,506	66,799
Total (2)	70,506	$11.42	70,506	$66,799

(1)On July 27, 2022, the Board authorized repurchases up to $50.0 million in aggregate. On April 24, 2024, the board of directors authorized the repurchase of $75.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the July 27, 2022 authorization from $43.6 million to $75.0 million.
(2)Subsequent to quarter end, on April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

LADDER CAPITAL CORP
(Registrant)

Date: April 25, 2025	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: April 25, 2025	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer