Form 10-Q
period 2025-06-30
Ladder Capital Corp
filed 2025-07-28
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2025
Class A common stock, $0.001 par value	127,460,976
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2025

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
•increasing geopolitical uncertainty, including the broader impacts of the conflicts between Russia and Ukraine and in the Middle East and escalating global tensions such as those between the U.S. and China;
•changes or volatility in general economic conditions and in the commercial finance and the real estate markets;
•risks inherent in the ownership and operation of real estate, including risks related to property management, leasing, tenant defaults, property maintenance, renovation costs, property taxes and compliance with environmental laws and regulations;
•acts of God such as hurricanes, earthquakes, droughts, wildfires and other natural disasters, pandemics or outbreaks of infectious disease, acts of war or terrorism, and other events that may cause unanticipated and uninsured performance declines or losses to us or the owners and operators of the real estate securing our investments;
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
•difficulty or delays in redeploying the proceeds from repayments of our existing investments, which may cause our financial performance to decline and impact our ability to maintain consistent returns to our stockholders;
•the effects of hedging instruments and the degree to which our hedging strategies may or may not protect us from interest rate and credit risk volatility;
•the increased rate of default and non-accrual or decreased recovery rates on our assets and the potential insufficiency of our provision for loan loss reserves;
4

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2025	December 31, 2024(1)
	(Unaudited)
Assets
Cash and cash equivalents	$134,939	$1,323,481
Restricted cash	13,388	12,608
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	1,593,710	1,591,322
Allowance for credit losses	(52,166)	(52,323)
Mortgage loan receivables held for sale	28,347	26,898
Securities	1,966,471	1,080,839
Real estate and related lease intangibles, net	690,186	670,803
Investments in and advances to unconsolidated ventures	18,903	19,923
Derivative instruments	247	437
Accrued interest receivable	13,302	12,936
Other assets	50,147	158,149
Total assets	$4,457,474	$4,845,073
Liabilities and Equity
Liabilities
Debt obligations, net	$2,783,166	$3,135,617
Dividends payable	30,921	31,838
Accrued expenses	55,347	74,824
Other liabilities	87,970	69,855
Total liabilities	2,957,404	3,312,134
Commitments and contingencies (refer to Note 16)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 130,790,591 and 129,883,019 shares issued and 127,460,976 and 127,106,481 shares outstanding as of June 30, 2025 and December 31, 2024, respectively.	127	127
Additional paid-in capital	1,781,307	1,777,118
Treasury stock, 3,329,615 and 2,776,538 shares, at cost	(36,584)	(30,475)
Retained earnings (dividends in excess of earnings)	(236,595)	(206,874)
Accumulated other comprehensive income (loss)	(5,639)	(4,866)
Total shareholders’ equity	1,502,616	1,535,030
Noncontrolling interests in consolidated ventures	(2,546)	(2,091)
Total equity	1,500,070	1,532,939
Total liabilities and equity	$4,457,474	$4,845,073

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 6.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income
Interest income	$62,735	$88,516	$127,061	$184,428
Interest expense	41,205	54,199	85,202	112,971
Net interest income (expense)	21,530	34,317	41,859	71,457
Provision for (release of) loan loss reserves, net	(42)	5,055	(123)	10,823
Net interest income (expense) after provision for (release of) loan loss reserves	21,572	29,262	41,982	60,634
Other income (loss)
Real estate operating income	25,775	26,133	47,548	50,019
Net result from mortgage loan receivables held for sale	4,914	(541)	5,076	(454)
Gain (loss) on real estate, net	—	12,543	3,807	12,543
Fee and other income	2,803	3,638	8,088	7,338
Net result from derivative transactions	1,526	617	1,849	4,637
Earnings (loss) from investment in unconsolidated ventures	(288)	18	(1,020)	3
Gain on extinguishment of debt	1	—	257	177
Total other income (loss)	34,731	42,408	65,605	74,263
Costs and expenses
Compensation and employee benefits	11,561	13,721	30,322	34,510
Operating expenses	4,767	5,178	9,283	9,822
Real estate operating expenses	10,266	11,034	19,032	20,180
Investment related expenses	844	2,288	2,031	4,281
Depreciation and amortization	8,043	8,413	15,379	16,715
Total costs and expenses	35,481	40,634	76,047	85,508
Income (loss) before taxes	20,822	31,036	31,540	49,389
Income tax expense (benefit)	3,714	(1,089)	2,876	836
Net income (loss)	17,108	32,125	28,664	48,553
Net (income) loss attributable to noncontrolling interests in consolidated ventures	220	224	440	403
Net income (loss) attributable to Class A common shareholders	$17,328	$32,349	$29,104	$48,956

Earnings per share:
Basic	$0.14	$0.26	$0.23	$0.39
Diluted	$0.14	$0.26	$0.23	$0.39

Weighted average shares outstanding:
Basic	125,796,410	125,730,765	125,713,143	125,523,265
Diluted	126,204,424	125,839,500	126,242,515	125,679,937

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$17,108	$32,125	$28,664	$48,553
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	1,608	(930)	(561)	3,124
Reclassification adjustment for (gain) loss included in net income (loss)	(32)	(2)	(212)	(23)
Total other comprehensive income (loss)	1,576	(932)	(773)	3,101
Comprehensive income (loss)	18,684	31,193	27,891	51,654
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	220	224	440	403
Comprehensive income (loss) attributable to Class A common shareholders	$18,904	$31,417	$28,331	$52,057

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, March 31, 2025	128,096	$128	$1,778,311	$(29,964)	$(224,592)	$(7,215)	$(2,311)	$1,514,357
Distributions	—	—	—	—	—	—	(15)	(15)
Amortization of equity based compensation	—	—	2,996	—	—	—	—	2,996
Purchase of treasury stock	(635)	(1)	—	(6,620)	—	—	—	(6,621)
Dividends declared	—	—	—	—	(29,331)	—	—	(29,331)
Net income (loss)	—	—	—	—	17,328	—	(220)	17,108
Other comprehensive income (loss)	—	—	—	—	—	1,576	—	1,576
Balance, June 30, 2025	127,461	$127	$1,781,307	$(36,584)	$(236,595)	$(5,639)	$(2,546)	$1,500,070

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2024	127,106	$127	$1,777,118	$(30,475)	$(206,874)	$(4,866)	$(2,091)	$1,532,939
Distributions	—	—	—	—	—	—	(15)	(15)
Amortization of equity based compensation	—	—	14,211	—	—	—	—	14,211
Grants of restricted stock	1,820	2	(10,022)	10,022	—	—	—	2
Purchase of treasury stock	(705)	(1)	—	(7,425)	—	—	—	(7,426)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(760)	(1)	—	(8,706)	—	—	—	(8,707)
Dividends declared	—	—	—	—	(58,825)	—	—	(58,825)
Net income (loss)	—	—	—	—	29,104	—	(440)	28,664
Other comprehensive income (loss)	—	—	—	—	—	(773)	—	(773)
Balance, June 30, 2025	127,461	$127	$1,781,307	$(36,584)	$(236,595)	$(5,639)	$(2,546)	$1,500,070

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$28,664	$48,553
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(257)	(177)
Depreciation and amortization	15,379	16,715
Unrealized (gain) loss on derivative instruments	185	697
Unrealized (gain) loss on securities	(790)	—
Provision for (release of) loan loss reserves, net	(123)	10,823
Amortization of equity based compensation	14,211	13,415
Amortization of deferred financing costs included in interest expense	4,729	5,719
Amortization of (premium)/discount on mortgage loan financing included in interest expense	(330)	(340)
Amortization of above- and below-market lease intangibles	(748)	(862)
(Accretion)/amortization of discount, premium and other fees on mortgage loans receivable	(5,350)	(7,891)
(Accretion)/amortization of discount and premium on securities	(968)	(459)
Net result from mortgage loan receivables held for sale	(5,076)	454
Realized (gain) loss on securities	(1,029)	(75)
(Gain) loss on real estate, net	(3,807)	(12,543)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	1,020	(3)
Origination of mortgage loan receivables held for sale	(63,360)	—
Repayment of mortgage loan receivables held for sale	140	—
Proceeds from sales of mortgage loan receivables held for sale	66,847	—
Change in deferred tax asset (liability)	1,719	1,344
Changes in operating assets and liabilities:
Accrued interest receivable	(366)	3,287
Other assets	(3,807)	(298)
Accrued expenses and other liabilities	(31,565)	(53,328)
Net cash provided by (used in) operating activities	15,318	25,031

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(412,598)	(69,583)
Repayment of mortgage loan receivables held for investment	474,194	611,348
Purchases of securities	(1,113,514)	(152,312)
Repayment of securities	200,563	147,868
Basis recovery of interest-only securities	1,058	1,713
Proceeds from sales of securities	59,368	10,581
Capital improvements of real estate	(1,507)	(1,831)
Proceeds from sale of real estate	13,079	46,886
Capital contributions and advances to investment in unconsolidated joint ventures	—	(13,125)
Proceeds from FHLB stock	—	5,175
Net cash provided by (used in) investing activities	(779,357)	586,720
Cash flows from financing activities:
Deferred financing costs paid	(1,833)	(1,794)
Proceeds from borrowings under debt obligations	347,782	141,653
Repayment and repurchase of borrowings under debt obligations	(702,221)	(550,208)
Cash dividends paid to Class A common shareholders	(59,742)	(59,899)

	Six Months Ended June 30,
	2025	2024
Capital distributed to noncontrolling interests in consolidated ventures	(15)	(223)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,707)	(8,884)
Purchase of treasury stock	(8,937)	(858)
Net cash provided by (used in) financing activities	(433,673)	(480,213)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,197,712)	131,538
Cash, cash equivalents and restricted cash at beginning of period	1,346,039	1,075,942
Cash, cash equivalents and restricted cash at end of period	$148,327	$1,207,480

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	31,796	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	922	47,112
Non-cash disposition of loans via foreclosure	(42,400)	(42,646)
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	42,400	41,296
Dividends declared, not paid	30,921	31,206

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$134,939	$1,195,559
Restricted cash	13,388	11,921
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$148,327	$1,207,480

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an investment grade-rated, internally-managed U.S. real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2025, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. Refer to Note 6, Debt Obligations, Net, for further information.

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

3. MORTGAGE LOAN RECEIVABLES

June 30, 2025 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$1,592,553	$1,586,395		8.97%	1.3
Mezzanine loans	7,325	7,315		11.29%	0.9
Total mortgage loans receivable	1,599,878	1,593,710		8.98%	1.3
Allowance for credit losses	N/A	(52,166)
Total mortgage loan receivables held for investment, net, at amortized cost	1,599,878	1,541,544
Mortgage loan receivables held for sale:
First mortgage loans	31,350	28,347	(4)	4.57%	6.7
Total	$1,631,228	$1,569,891	(5)	8.89%	1.4

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of June 30, 2025 are used to calculate weighted average yield for floating rate loans.
(2)Excludes five non-accrual loans with an amortized cost basis of $162.3 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 2.2 years.
(4)As a result of changes in prevailing rates, the Company recorded a reversal of lower of cost or market adjustment as of June 30, 2025. The adjustment was calculated using a 5.03% discount rate.
(5)Net of $7.2 million of deferred origination fees and other items as of June 30, 2025.

As of June 30, 2025, $1.3 billion, or 81.9%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $1.3 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of June 30, 2025, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

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
(4)As a result of rising prevailing rates, the Company recorded a reversal of lower of cost or market adjustment as of December 31, 2024. The adjustment was calculated using a 5.20% discount rate.
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

For the six months ended June 30, 2025 and 2024, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2024	$1,591,322	$(52,323)	$26,898
Origination of mortgage loan receivables (1)	412,598	—	63,360
Repayment of mortgage loan receivables (2)	(373,160)	—	(140)
Proceeds from sales of mortgage loan receivables	—	—	(66,847)
Non-cash disposition of loans via foreclosure	(42,400)	—	—
Net result from mortgage loan receivables held for sale (3)	—	—	5,076
Accretion/amortization of discount, premium and other fees	5,350	—	—
Release (addition) of provision for current expected credit loss, net (4)	—	157	—
Balance, June 30, 2025	$1,593,710	$(52,166)	$28,347

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes $0.9 million of repayments in transit.
(3)Includes unrealized lower of cost or market adjustment reversal of $1.5 million and realized gain on loans held for sale of $3.6 million.
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
(5)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(6)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for Credit Losses	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$52,208	$49,060	$52,323	$43,165
Provision for (release of) current expected credit loss, net(1)	(42)	5,047	(157)	10,942
Allowance for credit losses at end of period	$52,166	$54,107	$52,166	$54,107

(1)As of June 30, 2025 and 2024, there were no asset-specific reserves.

Non-Accrual Status (1)	June 30, 2025(2)	December 31, 2024(3)
Amortized cost basis of loans on non-accrual status	$162,264	$76,875

(1)As of June 30, 2025, $162.3 million of loans on non-accrual status were greater than 90 days past due. As of December 31, 2024, $76.9 million of loans on non-accrual status were greater than 90 days past due. For the six months ended June 30, 2025, the Company recognized $0.9 million of interest income on these loans while on non-accrual status.
(2)Comprised of one multi-family loan with an amortized cost basis of $61.0 million, one mixed-use loan with an amortized cost basis of $16.8 million, one office loan with an amortized cost basis of $22.4 million, one hotel loan with an amortized cost basis of $11.9 million and one multi-family loan with an amortized cost basis of $50.1 million, for which the Company determined no asset-specific reserves were necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $60.9 million and one mixed-use loan with an amortized cost basis of $16.0 million, for which the Company determined no asset-specific reserve was necessary.

Current Expected Credit Loss

As of June 30, 2025, the Company has a $52.7 million allowance for current expected credit losses, of which $52.2 million pertains to mortgage loan receivables and $0.5 million relates to unfunded commitments included in other liabilities in the consolidated balance sheet.

As of December 31, 2024, the Company had a $52.8 million allowance for current expected credit losses, of which $52.3 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

The release of loan loss reserves for the three and six months ended June 30, 2025 was $42 thousand and $0.1 million, respectfully. The release recorded during the three and six months ended June 30, 2025 was primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments.

The provision for loan loss reserves for the three and six months ended June 30, 2024 was $5.1 million and $10.8 million, respectively. The provision recorded during the three and six months ended June 30, 2024 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of June 30, 2025 and December 31, 2024, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of June 30, 2025
Collateral Type	2025	2024	2023	2022	2021 and Earlier	Total (2)
Office	$21,796	$—	$—	$55,800	$658,660	$736,256
Multifamily	266,203	126,958	14,634	23,175	111,114	542,084
Mixed Use	18,185	—	—	—	83,207	101,392
Industrial	42,520	26,935	—	—	—	69,455
Other	48,616	—	—	14,207	—	62,823
Retail	14,812	10,456	—	—	24,162	49,430
Hospitality	—	—	—	—	32,270	32,270
Subtotal mortgage loans receivable	412,132	164,349	14,634	93,182	909,413	1,593,710
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$412,132	$164,349	$14,634	$93,182	$909,413	$1,593,710

	Amortized Cost Basis by Origination Year as of December 31, 2024
Collateral Type	2024	2023	2022	2021	2020 and Earlier	Total (3)
Office	$—	$—	$59,944	$518,663	$185,242	$763,849
Multifamily	126,588	14,636	105,324	272,291	—	518,839
Mixed Use	—	—	—	127,380	—	127,380
Retail	23,833	—	—	48,628	—	72,461
Hospitality	—	—	—	13,064	55,260	68,324
Industrial	26,368	—	—	—	—	26,368
Other	—	—	14,101	—	—	14,101
Subtotal mortgage loans receivable	176,789	14,636	179,369	980,026	240,502	1,591,322
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (4)(5)	$176,789	$14,636	$179,369	$980,026	$240,502	$1,591,322

(1)Not included above is $8.4 million of accrued interest receivable on all loans at June 30, 2025.
(2)For purposes of calculating our CECL allowance, one loan collateralized by a hospitality property, one loan collateralized by an office property, and one loan collateralized by a multifamily property utilized valuations of the underlying collateral to calculate the allowance at June 30, 2025.
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

Commercial mortgage-backed securities, including CRE CLOs (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of June 30, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at June 30, 2025 and December 31, 2024 ($ in thousands):

June 30, 2025

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,966,176		$1,963,496	$3,205	$(8,939)	$1,957,762	(3)	108	AAA	5.77%	5.90%	2.38
CMBS interest-only(4)	415,529	(4)	2,101	95	(1)	2,195	(5)	6	AAA	0.49%	8.61%	0.71
GNMA interest-only(6)	29,844	(4)	151	43	(55)	139		13	AAA	0.31%	9.32%	4.36
Agency securities	6		7	—	—	7		1	AAA	4.00%	2.35%	0.33
Total debt securities	$2,411,555		$1,965,755	$3,343	$(8,995)	$1,960,103	(7)	128		4.79%	5.88%	2.37
Equity securities	N/A		6,527	158	(297)	6,388		6	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$2,411,555		$1,972,282	$3,501	$(9,312)	$1,966,471		134

December 31, 2024

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,065,985		$1,063,835	$3,335	$(8,296)	$1,058,874	(3)	92	AAA	5.97%	6.13%	2.41
CMBS interest-only(4)	769,724	(4)	3,149	104	(9)	3,244	(5)	7	AAA	0.38%	7.81%	0.87
GNMA interest-only(6)	32,710	(4)	160	53	(58)	155		13	AAA	0.33%	9.38%	3.64
Agency securities	11		11	—	—	11		1	AAA	4.00%	2.60%	0.58
Total debt securities	$1,868,430		$1,067,155	$3,492	$(8,363)	$1,062,284	(7)	113		3.56%	6.03%	2.37
Equity securities	N/A		19,511	3	(939)	18,575		8	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,868,430		$1,086,666	$3,495	$(9,322)	$1,080,839		121

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
(3)As of June 30, 2025 and December 31, 2024, includes $8.8 million and $8.9 million, respectively, of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of June 30, 2025 and December 31, 2024, includes $0.2 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following tables summarize the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at June 30, 2025 and December 31, 2024 ($ in thousands):

June 30, 2025

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$324,062	$1,625,199	$8,501	$—	$1,957,762
CMBS interest-only	2,195	—	—	—	2,195
GNMA interest-only	29	—	4	106	139
Agency securities	7	—	—	—	7
Total securities (1)	$326,293	$1,625,199	$8,505	$106	$1,960,103

(1)Excluded from the table above are $6.4 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2024

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$170,874	$888,000	$—	$1,058,874
CMBS interest-only	2,937	307	—	3,244
GNMA interest-only	53	13	89	155
Agency securities	11	—	—	11
U.S. Treasury securities	—	—		—
Total securities (1)	$173,875	$888,320	$89	$1,062,284

(1)Excluded from the table above are $18.6 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three and six months ended June 30, 2025, the Company sold $14.6 million and $32.6 million of equity securities, respectively. During the three and six months ended June 30, 2024, the Company sold $0.8 million and $1.8 million of equity securities, respectively.

The following table summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the three and six months ended June 30, 2025 and June 30, 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gain (loss) on securities	$487	$22	$1,029	$75
Unrealized gain (loss) on securities	102	(19)	790	(27)
Total realized and unrealized gain (loss) on securities	$589	$3	$1,819	$48

United States Treasury Securities

The Company invests in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheets and long-term U.S. Treasury securities are classified as securities on the consolidated balance sheets. As of June 30, 2025, the Company held $18.9 million of U.S. Treasury securities classified as cash and cash equivalents on the consolidated balance sheet.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Land	$183,976	$173,798
Building	639,154	622,701
In-place leases and other intangibles	112,864	107,899
Undepreciated real estate and related lease intangibles	935,994	904,398
Less: Accumulated depreciation and amortization	(245,808)	(233,595)
Real estate and related lease intangibles, net(1)	$690,186	$670,803

Below market lease intangibles, net (other liabilities)(2)	$(23,689)	$(25,340)

(1)There was unencumbered real estate of $266.8 million and $213.4 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Below market lease intangibles is net of $17.2 million and $16.5 million of accumulated amortization as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the Company had no real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense(1)	$6,464	$6,346	$12,516	$12,735
Amortization expense	1,579	2,067	2,863	3,980
Total real estate depreciation and amortization expense	$8,043	$8,413	$15,379	$16,715

(1)Depreciation expense on the consolidated statements of income also includes $0.2 million and $0.1 million of depreciation on corporate fixed assets for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.1 million and $0.2 million of depreciation on corporate fixed assets for the six months ended June 30, 2025 and June 30, 2024, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	June 30, 2025	December 31, 2024
Gross intangible assets(1)	$112,864	$107,899
Accumulated amortization	59,873	57,281
Net intangible assets	$52,991	$50,618

(1)Includes $3.3 million and $2.3 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(157)	$(95)	$(250)	$(192)
Increase in operating lease income for amortization of below market lease intangibles acquired	503	525	998	1,054
Total	$346	$430	$748	$862

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of June 30, 2025 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2025 (last six months)	$606	$3,308
2026	1,224	5,923
2027	1,188	5,730
2028	1,250	4,740
2029	1,496	3,589
Thereafter	14,315	27,364
Total	$20,079	$50,654

Rent Receivables

There were $3.0 million and $2.6 million of rent receivables included in other assets on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Operating Lease Income & Tenant Reimbursements

The following table is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at June 30, 2025 ($ in thousands):

Period Ending December 31,	Amount
2025 (last six months)	$35,926
2026	62,858
2027	52,256
2028	49,769
2029	46,943
Thereafter	130,612
Total	$378,364

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $1.5 million and $2.5 million for the three and six months ended June 30, 2025, respectively, and $1.4 million and $3.3 million for the three and six months ended June 30, 2024, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company acquired the following properties during the six months ended June 30, 2025 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
April 2025	(2)	Office	Carmel, IN	$42,400	100%
Total real estate acquisitions				$42,400

(1)Properties were consolidated as of acquisition date.
(2)In April 2025, the Company acquired an office portfolio consisting of two buildings in Carmel, IN via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. The $42.4 million fair value was determined by using the direct capitalization approach. A capitalization rate of 11.6% was used to determine fair value. There was no gain or loss resulting from the foreclosure of the loan. The key inputs used to determine fair value were determined to be Level 3 inputs.

The Company acquired the following properties during the six months ended June 30, 2024 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2024	(2)	Multifamily	Los Angeles, CA	$14,110	100%
April 2024	(3)	Multifamily	Longview, TX	6,080	100%
April 2024	(4)	Multifamily	Amarillo, TX	9,651	100%
June 2024	(5)	Multifamily	Los Angeles, CA	11,455	100%
Total real estate acquisitions				$40,900

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
(3)In April 2024, the Company acquired a multifamily portfolio consisting of two properties in Longview, TX via foreclosure. The portfolio served as collateral for a mortgage loan receivable held for investment. There was a $0.4 million gain recognized in connection with the foreclosure of the loan. During June 2024, the Company sold the portfolio for $6.1 million. The fair value at foreclosure was based on the sales price.
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
Sales

The Company sold the following property during the six months ended June 30, 2025 ($ in thousands):

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

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2025 and December 31, 2024 are as follows ($ in thousands):

June 30, 2025

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value	Average Cost of Funds(1)	Current Maturity	Final Stated Maturity(2)	Carrying Value of Collateral
Loan Repurchase Facility	$500,000	$62,738	$62,738	6.46%	9/27/2025	9/27/2027	$97,732
Loan Repurchase Facility	300,000	—	—	—%	10/21/2027	10/21/2029	—
Loan Repurchase Facility	200,000	—	—	—%	10/3/2025	10/3/2027	14,634
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Loan Repurchase Facilities(3)	$1,056,000	$62,738	$62,738				$112,366
Securities Repurchases	—	294,428	294,428	4.86%	7/2025	7/2025	327,209
Total Repurchase Facilities	$1,056,000	$357,166	$357,166				$439,575
Mortgage Debt	N/A	419,172	421,900	6.14%	2025-2034(4)	2027-2048	423,374
Revolving Credit Facility(5)	850,000	—	—	—%	12/20/2028	12/20/2029	N/A
Senior Unsecured Notes	N/A	2,018,458	2,004,100	5.23%	2025-2031	2025-2031	N/A
Total Debt Obligations, net	$1,906,000	$2,794,796	$2,783,166				$862,949

(1)Interest rates on floating rate debt reflect the applicable index in effect as of June 30, 2025. Excludes deferred financing costs.
(2)Final Stated Maturity assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Carrying value excludes $1.1 million of unamortized deferred financing costs included in Other Assets.
(4)Anticipated Repayment Dates.
(5)Carrying Value excludes $7.7 million of unamortized deferred financing costs included in Other Assets.

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

Senior Unsecured Notes
As of June 30, 2025, the Company had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $285.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”). Subsequent to quarter end, the Company issued $500 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes,” collectively with the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2031 Notes, the “Notes”) and redeemed in full the 2025 Notes which had an outstanding principal amount of $285.0 million as of June 30, 2025. The Company currently guarantees the obligations under the Notes and the indenture.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and in some cases, are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval. During the six months ended June 30, 2025, the Company repurchased $10.7 million of the 2025 Notes and $12.4 million of the 2027 Notes, recognizing a net gain on extinguishment of debt of $7 thousand and $250 thousand, respectively.
Revolving Credit Facility
The Company’s Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin of 125 basis points as of June 30, 2025. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of June 30, 2025, the Company had no outstanding borrowings on the Revolving Credit Facility.

Effective May 27, 2025, the date on which the Company received investment grade ratings from Moody’s and Fitch, the Revolving Credit Facility was automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries was terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) was released and discharged from all obligations as a guarantor and/or pledgor.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, the Company financed a pool of $607.5 million of loans at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL2”), which generated $498.2 million of gross proceeds to Ladder. The Company retained an 18% subordinate and controlling interest in LCCM 2021-FL2. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL2, including broad discretion in managing these loans, and had the ability to appoint the special servicer. LCCM 2021-FL2 was a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. On February 18, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL2 and no longer consolidated this VIE as of June 30, 2025.

On December 2, 2021, the Company financed a pool of $729.4 million of loans at a 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL3”), which generated $566.2 million of gross proceeds to Ladder. The Company retained a 15.6% subordinate and controlling interest in the LCCM 2021-FL3 and held two additional tranches totaling 6.8% as investments. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL3, including broad discretion in managing these loans, and had the ability to appoint the special servicer. LCCM 2021-FL3 was a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. On June 16, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL3 and no longer consolidated this VIE as of June 30, 2025.

At December 31, 2024, the Company had $601.4 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheet, as a result, the Company consolidated two CLOs that were considered VIE's on its consolidated balance sheet as of December 31, 2024 ($ in thousands):

December 31, 2024
Mortgage loan receivables held for investment, net, at amortized cost	$831,270
Accrued interest receivable	5,530
Other assets	42,621
Total assets	$879,421
Debt obligations, net	$601,429
Accrued expenses	1,806
Total liabilities	603,235
Net equity in VIEs (eliminated in consolidation)	276,186
Total equity	276,186
Total liabilities and equity	$879,421
Loan and Securities Repurchase Financing
As of June 30, 2025, the Company has entered into four committed master repurchase agreements to finance its lending activities, totaling $1.1 billion of credit capacity and $357.2 million outstanding.

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

The Company has also entered into master repurchase agreements with several counterparties to finance real estate securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. As of June 30, 2025, the Company had $294.4 million of securities repurchase debt outstanding.

As of June 30, 2025, one loan repurchase facility was scheduled to mature within 90 days of June 30, 2025 and included extension provisions allowing for renewal for up to an additional two years. No counterparties held collateral that exceeded the amounts borrowed under the related loan and securities repurchase agreements by more than $150.0 million, or 10% of the Company’s total equity. As of June 30, 2025, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under the Company’s repurchase agreements was 44%. There have been no significant fluctuations in haircuts across asset classes on the repurchase facilities.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $421.9 million and $446.4 million, net of unamortized premiums of $3.4 million and $3.7 million as of June 30, 2025 and December 31, 2024, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.3 million of premium amortization for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million of premium amortization for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025, the Company executed no new term debt agreements. During the three and six months ended June 30, 2024, the Company executed five and ten new term debt agreements, respectively, to finance properties in its real estate portfolio with a carrying amount of $28.8 million and $68.9 million, respectively.

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

The Company was in compliance with all covenants as of June 30, 2025.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2025 (last six months)	$613,952
2026	89,161
2027	805,391
2028	24,317
2029	669,484
Thereafter	592,491
Subtotal	2,794,796
Debt issuance costs included in senior unsecured notes	(14,358)
Debt issuance costs included in mortgage loan financings	(661)
Net premiums included in mortgage loan financings (2)	3,389
Total	$2,783,166

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

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2025 and December 31, 2024 ($ in thousands):

June 30, 2025

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000	$125	$—	0.13
Futures
10-year Treasury-Note Futures	25,000	122	—	0.26
Total futures	25,000	122	—
Total derivatives	$115,000	$247	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

December 31, 2024

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$432	$—	0.62
Options
Options	N/A	(2)	5	—	0.05
Total credit derivatives	—		5	—
Total derivatives	$90,000		$437	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 275 options contracts as of December 31, 2024.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(154)	$189	$35	$(308)	$378	$70
Futures	(66)	1,557	1,491	123	1,661	1,784
Options	—	—	—	—	(5)	(5)
Total	$(220)	$1,746	$1,526	$(185)	$2,034	$1,849

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(383)	$419	$36	$(630)	$837	$207
Futures	466	115	581	(65)	4,496	4,431
Options	—	—	—	—	(1)	(1)
Total	$83	$534	$617	$(695)	$5,332	$4,637

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.6 million of cash margin as collateral for derivatives as of June 30, 2025, which is included in restricted cash in the consolidated balance sheets and no cash margin as collateral for derivatives as of December 31, 2024.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2025 and December 31, 2024. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of June 30, 2025 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$247	$—	$247	$—	$(638)	$(391)
Total	$247	$—	$247	$—	$(638)	$(391)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of June 30, 2025 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$62,738	$—	$62,738	$62,738	$—	$62,738
Total	$62,738	$—	$62,738	$62,738	$—	$62,738

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$437	$—	$437	$—	$—	$437
Total	$437	$—	$437	$—	$—	$437

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$62,738	$—	$62,738	$62,738	$—	$62,738
Total	$62,738	$—	$62,738	$62,738	$—	$62,738

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2025 and December 31, 2024 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. EQUITY

Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of June 30, 2025, the Company has a remaining amount available for repurchase of $93.4 million, which represents 6.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.75 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2025 and 2024 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Additional authorizations (2)		33,201
Repurchases paid:
March 1, 2025 - March 31, 2025	70,506	(805)
April 1, 2025 - April 30, 2025	—	—
May 1, 2025 - May 31, 2025	401,396	(4,151)
June 1, 2025 - June 30, 2025	234,094	(2,456)
Authorizations remaining as of June 30, 2025		$93,393

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 23, 2025, the Board authorized repurchases up to $100.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
March 1, 2024 - March 31, 2024	60,000	(647)
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
Authorizations remaining as of June 30, 2024		$74,788

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024, the Board authorized repurchases up to $75.0 million in aggregate.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2025 and 2024:

Declaration Date	Dividend per Share
March 14, 2025	$0.23
June 13, 2025	0.23
Total	$0.46

March 15, 2024	$0.23
June 14, 2024	0.23
Total	$0.46

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Accumulated Other Comprehensive Income (Loss) beginning of period	$(4,866)	$(13,853)
Unrealized gain (loss) on securities, available for sale	(773)	3,101
Accumulated Other Comprehensive Income (Loss) end of period	$(5,639)	$(10,752)

10. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of June 30, 2025, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $77.3 million, and a single-tenant office building in Oakland County, MI with a book value of $8.5 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

11. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2025 and 2024 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share amounts)	2025	2024	2025	2024
Basic and Diluted Net income (loss) available for Class A common shareholders	$17,328	$32,349	$29,104	$48,956
Weighted average shares outstanding:
Basic	125,796,410	125,730,765	125,713,143	125,523,265
Diluted	126,204,424	125,839,500	126,242,515	125,679,937

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2025 and 2024 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share amounts) (1)	2025	2024	2025	2024
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$17,328	$32,349	$29,104	$48,956
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,796,410	125,730,765	125,713,143	125,523,265
Basic net income (loss) per share of Class A common stock	$0.14	$0.26	$0.23	$0.39

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$17,328	$32,349	$29,104	$48,956
Diluted net income (loss) attributable to Class A common shareholders	17,328	32,349	29,104	48,956
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,796,410	125,730,765	125,713,143	125,523,265
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	408,014	108,735	529,372	156,672
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	126,204,424	125,839,500	126,242,515	125,679,937
Diluted net income (loss) per share of Class A common stock	$0.14	$0.26	$0.23	$0.39

(1)The Company applies the treasury stock method.
(2)There were 10,482 and 16,869 anti-dilutive shares for the three and six months ended June 30, 2025, respectively.
(3)There were 461,207 and 419,937 anti-dilutive shares for the three and six months ended June 30, 2024, respectively.

12. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$2,996	$3,117	$14,211	$13,415
Total Stock-Based Compensation Expense	$2,996	$3,117	$14,211	$13,415

A summary of the grants is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	$—	—	$—	1,820,027	$11.68	1,855,541	$10.70

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at June 30, 2025 and changes during 2025 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2024	2,020,752	$12.28	623,788
Granted	1,820,027	11.68	—
Vested	(1,776,196)	11.49	—
Forfeited	—	—	—
Expired	—	—	(439,760)
Nonvested/Outstanding at June 30, 2025	2,064,583	$12.44	184,028

Exercisable at June 30, 2025 (1)			184,028

(1)The weighted average exercise price of outstanding options is $11.86 at June 30, 2025.

At June 30, 2025, there was $16.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 32.1 months, with a weighted average remaining vesting period of 25.9 months.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis or amortized cost/par, at June 30, 2025 and December 31, 2024 are as follows ($ in thousands):

June 30, 2025

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$1,966,176		$1,963,496	$1,957,762	Internal model	5.90%	2.38
CMBS interest-only(1)	415,529	(2)	2,101	2,195	Internal model	8.61%	0.71
GNMA interest-only(3)	29,844	(2)	151	139	Internal model	9.32%	4.36
Agency securities(1)	6		7	6	Internal model	2.35%	0.33
Equity securities(3)	N/A		6,527	6,388	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	1,599,878		1,593,710	1,577,296	Discounted Cash Flow(5)	8.98%	1.26
Mortgage loan receivables held for sale	31,350		28,347	28,347	Internal model, third-party inputs(6)	4.57%	6.69
Nonhedge derivatives(1)(10)	115,000		247	247	Counterparty quotations	N/A	0.19

Liabilities:
Repurchase agreements - short-term	357,166		357,166	357,166	Cost plus Accrued Interest (7)	5.14%	0.07
Mortgage loan financing	419,172		421,900	417,076	Discounted Cash Flow	6.14%	3.45
Senior unsecured notes	2,018,458		2,004,100	2,017,180	Internal model	5.23%	3.25

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $52.2 million at June 30, 2025.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2025 and December 31, 2024 ($ in thousands):

June 30, 2025

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,957,189		$—	$1,948,989	$—	$1,948,989
CMBS interest-only(1)	407,496	(2)	—	2,037	—	2,037
GNMA interest-only(3)	29,844	(2)	—	139	—	139
Agency securities(1)	6		—	6	—	6
Equity securities	N/A		6,388	—	—	6,388
Nonhedge derivatives(4)	115,000		247	—	—	247
			$6,635	$1,951,171	$—	$1,957,806

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$1,599,878		$—	$—	$1,577,296	$1,577,296
Mortgage loan receivable held for sale(6)	31,350		—	—	28,347	28,347
CMBS(7)	8,987		—	8,773	—	8,773
CMBS interest-only(7)	8,033		—	158	—	158
			$—	$8,931	$1,605,643	$1,614,574
Liabilities:
Repurchase agreements - short-term	$357,166		$—	$357,166	$—	$357,166
Mortgage loan financing	419,172		—	—	417,076	417,076
Senior unsecured notes	2,018,458		—	2,017,180	—	2,017,180
			$—	$2,374,346	$417,076	$2,791,422

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
(5)Balance does not include impact of allowance for current expected credit losses of $52.2 million at June 30, 2025.
(6)A lower of cost or market adjustment was recorded as of June 30, 2025.
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

The Company did not have any Level 3 financial instruments as of June 30, 2025 and December 31, 2024.

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

14. INCOME TAXES

The Company elected to be taxed as a REIT under the Internal Revenue Code (“the Code”), commencing with the taxable year ended December 31, 2015 (the REIT Election”). As such, the Company’s income is generally not subject to U.S. federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $1.3 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.8 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the Company’s net deferred tax assets (liabilities) were $(6.4) million and $(4.6) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $2.2 million and $(1.3) million for the three months ended June 30, 2025 and June 30, 2024, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $1.7 million and $0.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2025, the Company had a deferred tax asset of $0.1 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused by December 31, 2025. As the realization of these assets are not more likely than not to be realized before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of June 30, 2025, the Company had $2.6 million of deferred tax assets related to the Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2025, the tax years 2021-2024 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. Two of the Company’s subsidiary entities are currently under audit in New York City for tax years 2014-2020 and 2022-2023, respectively. The Company does not expect these audits to result in any material changes to the Company’s financial position or performance. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of June 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefits. As of June 30, 2025, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

15. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.

16. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2025, the Company had a $16.1 million lease liability and a $15.0 million right-of-use asset on its consolidated balance sheet recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company’s operating lease of office space. Right-of-use lease assets initially equal the lease liability. The Company recognized

$0.9 million and $1.9 million in operating expenses in its consolidated statements of income relating to operating leases for each of the three and six months ended June 30, 2025 and June 30, 2024, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2025 are as follows ($ in thousands):

Period ending December 31,	Minimum Lease Payments
2025 (last six months)	$2,049
2026	2,869
2027	2,232
2028	2,306
2029	2,409
Thereafter	8,629
Total undiscounted cash flows	20,494
Present value discount (1)	(4,431)
Lease liabilities (2)	$16,063

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

Unfunded Loan Commitments

As of June 30, 2025, the Company’s off-balance sheet arrangements consisted of $47.9 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 74% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2024, the Company’s off-balance sheet arrangements consisted of $34.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of December 31, 2024, the Company had $10.0 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheet. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement. The payable within other liabilities at December 31, 2024 was paid during the six months ended June 30, 2025.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended June 30, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$35,481	$24,697	$93	$2,464	$62,735
Interest expense	(4,976)	(1,032)	(6,556)	(28,641)	(41,205)
Net interest income (expense)	30,505	23,665	(6,463)	(26,177)	21,530
(Provision for) release of loan loss reserves	42	—	—	—	42
Net interest income (expense) after provision for (release of) loan reserves	30,547	23,665	(6,463)	(26,177)	21,572
Other income (loss)
Real estate operating income	—	—	25,775	—	25,775
Net result from mortgage loan receivables held for sale	4,914	—	—	—	4,914
Gain (loss) on real estate, net	—	—	—	—	—
Fee and other income	1,986	798	19	—	2,803
Net result from derivative transactions	1,301	—	35	190	1,526
Earnings (loss) from investment in unconsolidated ventures	—	—	(288)	—	(288)
Gain (loss) on extinguishment of debt	—	—	—	1	1
Total other income (loss)	8,201	798	25,541	191	34,731
Costs and expenses
Compensation and employee benefits	—	—	—	(11,561)	(11,561)
Operating expenses	—	—	—	(4,767)	(4,767)
Real estate operating expenses	—	—	(10,266)	—	(10,266)
Investment related expenses	(538)	(102)	(91)	(113)	(844)
Depreciation and amortization	—	—	(7,933)	(110)	(8,043)
Total costs and expenses	(538)	(102)	(18,290)	(16,551)	(35,481)
Income (loss) before taxes	38,210	24,361	788	(42,537)	20,822
Income tax (expense) benefit	—	—	—	(3,714)	(3,714)
Segment net income (loss)	$38,210	$24,361	$788	$(46,251)	$17,108

Total assets as of June 30, 2025	$1,569,891	$1,966,471	$709,089	$212,023	$4,457,474

Three months ended June 30, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$63,811	$8,051	$73	$16,581	$88,516
Interest expense	(25,992)	(28)	(8,271)	(19,908)	(54,199)
Net interest income (expense)	37,819	8,023	(8,198)	(3,327)	34,317
(Provision for) release of loan loss reserves	(5,055)	—	—	—	(5,055)
Net interest income (expense) after provision for (release of) loan reserves	32,764	8,023	(8,198)	(3,327)	29,262
Other income (loss)
Real estate operating income	—	—	26,133	—	26,133
Net result from mortgage loan receivables held for sale	1,223	—	—	(1,764)	(541)
Gain (loss) on real estate, net	—	—	12,543	—	12,543
Fee and other income	2,191	8	1,325	114	3,638
Net result from derivative transactions	(206)	9	36	778	617
Earnings (loss) from investment in unconsolidated ventures	—	—	18	—	18
Gain (loss) on extinguishment of debt	—	—	—	—	—
Total other income (loss)	3,208	17	40,055	(872)	42,408
Costs and expenses
Compensation and employee benefits	—	—	—	(13,721)	(13,721)
Operating expenses	—	—		(5,178)	(5,178)
Real estate operating expenses	—	—	(11,034)	—	(11,034)
Investment related expenses	(1,631)	(46)	(259)	(352)	(2,288)
Depreciation and amortization	—	—	(8,304)	(109)	(8,413)
Total costs and expenses	(1,631)	(46)	(19,597)	(19,360)	(40,634)
Income (loss) before taxes	34,341	7,994	12,260	(23,559)	31,036
Income tax (expense) benefit	—	—	—	1,089	1,089
Segment net income (loss)	$34,341	$7,994	$12,260	$(22,470)	$32,125

Total assets as of December 31, 2024	$1,565,897	$1,080,839	$690,726	$1,507,611	$4,845,073

Six months ended June 30, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$70,231	$43,225	$198	$13,406	$127,061
Interest expense	(13,388)	(1,032)	(13,244)	(57,537)	(85,202)
Net interest income (expense)	56,842	42,193	(13,046)	(44,131)	41,859
(Provision for) release of loan loss reserves	123	—	—	—	123
Net interest income (expense) after provision for (release of) loan reserves	56,965	42,193	(13,046)	(44,131)	41,982
Other income (loss)
Real estate operating income	—	—	47,548	—	47,548
Net result from mortgage loan receivables held for sale	5,076	—	—	—	5,076
Gain (loss) on real estate, net	—	—	3,807	—	3,807
Fee and other income	5,480	2,589	19	—	8,088
Net result from derivative transactions	1,301	—	70	478	1,849
Earnings (loss) from investment in unconsolidated ventures	—	—	(1,020)	—	(1,020)
Gain (loss) on extinguishment of debt	—	—	—	257	257
Total other income (loss)	11,857	2,589	50,424	735	65,605
Costs and expenses
Compensation and employee benefits	—	—	—	(30,322)	(30,322)
Operating expenses	—	—	—	(9,283)	(9,283)
Real estate operating expenses	—	—	(19,032)	—	(19,032)
Investment related expenses	(1,326)	(167)	(192)	(346)	(2,031)
Depreciation and amortization	—	—	(15,162)	(217)	(15,379)
Total costs and expenses	(1,326)	(167)	(34,386)	(40,168)	(76,047)
Income (loss) before taxes	67,496	44,615	2,992	(83,564)	31,540
Income tax (expense) benefit	—	—	—	(2,876)	(2,876)
Segment net income (loss)	$67,496	$44,615	$2,992	$(86,440)	$28,664

Total assets as of June 30, 2025	$1,569,891	$1,966,471	$709,089	$212,023	$4,457,474

Six months ended June 30, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$137,434	$15,943	$182	$30,869	$184,428
Interest expense	(55,442)	(56)	(16,621)	(40,852)	(112,971)
Net interest income (expense)	81,992	15,887	(16,439)	(9,983)	71,457
(Provision for) release of loan loss reserves	(10,823)	—	—	—	(10,823)
Net interest income (expense) after provision for (release of) loan reserves	71,169	15,887	(16,439)	(9,983)	60,634
Other income (loss)
Real estate operating income	—	—	50,019	—	50,019
Net result from mortgage loan receivables held for sale	2,166	—	—	(2,620)	(454)
Gain (loss) on real estate, net	—	—	12,543	—	12,543
Fee and other income	5,697	83	1,327	231	7,338
Net result from derivative transactions	434	80	207	3,916	4,637
Earnings (loss) from investment in unconsolidated ventures	—	—	3	—	3
Gain (loss) on extinguishment of debt	—	—	—	177	177
Total other income (loss)	8,297	163	64,099	1,704	74,263
Costs and expenses
Compensation and employee benefits	—	—	—	(34,510)	(34,510)
Operating expenses	—	—	—	(9,822)	(9,822)
Real estate operating expenses	—	—	(20,180)	—	(20,180)
Investment related expenses	(3,220)	(93)	(352)	(616)	(4,281)
Depreciation and amortization	—	—	(16,496)	(219)	(16,715)
Total costs and expenses	(3,220)	(93)	(37,028)	(45,167)	(85,508)
Income (loss) before taxes	76,246	15,957	10,632	(53,446)	49,389
Income tax (expense) benefit	—	—	—	(836)	(836)
Segment net income (loss)	$76,246	$15,957	$10,632	$(54,282)	$48,553

Total assets as of December 31, 2024	$1,565,897	$1,080,839	$690,726	$1,507,611	$4,845,073

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $18.9 million and $19.9 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s senior unsecured notes of $2.0 billion at both June 30, 2025 and December 31, 2024.

18. SUBSEQUENT EVENTS

Subsequent to quarter end, the Company issued $500 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”). The 2030 Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to financial covenants, including maximum leverage ratio limits, minimum fixed charge coverage ratio requirements, and minimum unencumbered assets to unsecured debt ratio requirements. The Company may redeem the 2030 Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in the indenture governing the 2030 Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the 2030 Notes from time to time without further approval.

Additionally, subsequent to quarter end, the Company redeemed in full the 2025 Notes which had an outstanding principal amount of $285.0 million as of June 30, 2025.

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

Overview

Ladder Capital is an investment grade-rated, internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $30.4 billion of commercial real estate loans from our inception in October 2008 through June 30, 2025. During this timeframe, we also acquired $15.2 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.1 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2025, we originated $17.0 billion of conduit loans, of which $16.9 billion were sold into 75 CMBS securitizations, making us, by volume, one of the largest non-bank contributors of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

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

Ladder was founded in October 2008 and we completed our initial public offering in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2025, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of June 30, 2025 ($ in thousands):

CRE
Equity
$936
20%
CRE
Loans
$1,622
35%
$4.7B
Investment Assets
& Cash
CRE
Securities
$1,966
42%
Cash & Cash
Equivalents
$135
3%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of June 30, 2025, we held a portfolio of 52 balance sheet first mortgage loans with an aggregate book value of $1.6 billion. Based on the loan balances and the “as-is” third-party Financial Institutions

Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.1% at June 30, 2025.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of June 30, 2025, we held a portfolio of 2 mezzanine loans with an aggregate book value of $7.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.2% at June 30, 2025.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $28.3 million at June 30, 2025.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of June 30, 2025, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of the loan was 58.9% at June 30, 2025.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of June 30, 2025, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.
Real Estate

Net Leased Commercial Real Estate Properties. As of June 30, 2025, we owned 149 single tenant net leased properties with an undepreciated book value of $592.0 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2025, our net leased properties comprised a total of 3.4 million square feet, 100% leased with an average age since construction of 21.1 years and a weighted average remaining lease term of 7.2 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended June 30, 2025, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of June 30, 2025, we owned 55 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $344.0 million. During the three months ended June 30, 2025, we collected 98% of rent on these properties.

The following charts summarize the composition of our real estate investments as of June 30, 2025 ($ in millions):

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

As of June 30, 2025, the estimated fair value of our portfolio of CMBS investments totaled $2.0 billion in 114 CUSIPs ($17.2 million average investment per CUSIP). Included in the $2.0 billion of CMBS securities are $8.9 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.3% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of June 30, 2025:
As of June 30, 2025, our CMBS investments had a weighted average duration of 2.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2025, by property count and market value, respectively, 60.5% and 65.2% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.0% and 12.9%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.4% to 5.8% by property count and 0.2% to 7.0% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of June 30, 2025, the carrying value of our unconsolidated ventures was $18.9 million.

United States Treasury Securities. We invest in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheet. As of June 30, 2025, we held $18.9 million of U.S. Treasury securities classified as cash and cash equivalents on our consolidated balance sheet.

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

Senior Unsecured Notes

As of June 30, 2025, we had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $285.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”, collectively with the 2025 Notes, the 2027 Notes and the 2029 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture. Subsequent to quarter end, we issued $500.0 million of 5.50% senior notes due 2030 and redeemed in full our 2025 Notes, which had an outstanding principal amount of $285.0 million as of June 30, 2025.

Due in large part to devoting such a large portion of our capital structure to equity and unsecured corporate bond debt, we maintain a $3.6 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of June 30, 2025.

Revolving Credit Facility

Our Revolving Credit Facility is available on a revolving basis to finance our working capital needs and for general corporate purposes. On January 2, 2025, we increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows us to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin of 125 basis points as of June 30, 2025. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of June 30, 2025, we had no outstanding borrowings on the Revolving Credit Facility.

Effective May 27, 2025, the date on which we received investment grade ratings from Moody’s and Fitch, the Revolving Credit Facility was automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries was terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) was released and discharged from all obligations as a guarantor and/or pledgor.

Collateralized Loan Obligations (“CLO”) Debt

In July 2021, we financed a pool of $607.5 million of loans in a managed CLO transaction (“LCCM 2021-FL2”), which generated $498.2 million of gross proceeds to Ladder. On February 18, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL2. In December 2021, the Company financed a pool of $729.4 million of loans in a managed

CLO transaction (“LCCM 2021-FL3”), which generated $566.2 million of gross proceeds to Ladder. On June 16, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL3. Refer to Note 6, Debt Obligations, Net for further detail.

As of June 30, 2025, we did not have any matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on our consolidated balance sheets.

Committed Loan Financing Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.1 billion of credit capacity. As of June 30, 2025, we had $62.7 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

We are a party to master repurchase agreements with several counterparties to finance our investments in securities. As of June 30, 2025, the Company had $294.4 million of securities repurchase debt outstanding. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess collateral.

Mortgage Loan Financing

We typically finance our real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $421.9 million, net of unamortized premiums of $3.4 million as of June 30, 2025, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million of premium amortization, which decreased interest expense for the six months ended June 30, 2025. During the six months ended June 30, 2025, we executed no new term debt agreements.

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indentures governing the Notes and our other debt agreements. Subsequent to June 30,

2025, we issued $500 million in aggregate principal amount of 5.50% senior notes due 2030, and are subject to additional restrictions on our ability to incur additional debt in the indenture governing such notes (the “2030 Indenture”). Under the 2030 Indenture, we may not incur certain types of indebtedness unless our leverage ratio (as defined in the 2030 Indenture) is less than or equal to 3.50:1.00 and our fixed charge coverage ratio is more than or equal to 1.25:1.00. We are also required to maintain unencumbered assets in excess of 120% of our aggregate unsecured indebtedness.

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

Further, certain of our financing arrangements and loans on our real property are secured by our assets, including the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to us, from making distributions on such subsidiary’s capital stock, from repaying to us any loans or advances to such subsidiary from us or from transferring any of such subsidiary’s property or other assets to us or other of our subsidiaries. In addition, one of our subsidiaries was previously a captive insurance company subject to state regulations, which required regulatory approval for dividend distributions, limiting the Company’s ability to utilize cash held by our subsidiary. Effective January 31, 2025, the subsidiary is no longer licensed as a captive insurer and is no longer subject to state regulation.

We are in compliance with all covenants as described in this Quarterly Report as of June 30, 2025.

Results of Operations

A discussion regarding our results of operations for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 is presented below.

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	June 30, 2025	March 31, 2025	Difference
Net interest income
Interest income	$62,735	$64,326	$(1,591)
Interest expense	41,205	43,997	(2,792)
Net interest income (expense)	21,530	20,329	1,201
Provision for (release of) loan loss reserves, net	(42)	(81)	39
Net interest income (expense) after provision for (release of) loan loss reserves	21,572	20,410	1,162
Other income (loss)
Real estate operating income	25,775	21,773	4,002
Net result from mortgage loan receivables held for sale	4,914	162	4,752
Gain (loss) on real estate, net	—	3,807	(3,807)
Fee and other income	2,803	5,285	(2,482)
Net result from derivative transactions	1,526	323	1,203
Earnings (loss) from investment in unconsolidated ventures	(288)	(732)	444
Gain on extinguishment of debt	1	256	(255)
Total other income (loss)	34,731	30,874	3,857
Costs and expenses
Compensation and employee benefits	11,561	18,761	(7,200)
Operating expenses	4,767	4,516	251
Real estate operating expenses	10,266	8,766	1,500
Investment related expenses	844	1,188	(344)
Depreciation and amortization	8,043	7,336	707
Total costs and expenses	35,481	40,567	(5,086)
Income (loss) before taxes	20,822	10,717	10,105
Income tax expense (benefit)	3,714	(838)	4,552
Net income (loss)	$17,108	$11,555	$5,553

Investment Overview

Activity for the three months ended June 30, 2025 included fundings of $159.6 million and paydowns of $191.4 million, which contributed to a $133.6 million decrease of commercial mortgage loans. Activity for the three months ended June 30, 2025 included securities purchases of $623.5 million, amortization and paydowns of $116.0 million and sales of $19.5 million, which contributed to a net increase in our securities portfolio of $490.1 million. In addition, we purchased $267.8 million of short-term U.S. Treasury securities during the three months ended June 30, 2025. Nearly the entire short-term U.S. Treasury securities portfolio, or $733.9 million, matured or was sold during the three months ended June 30, 2025.

Activity for the three months ended March 31, 2025 included fundings of $316.4 million and paydowns of $181.9 million, which contributed to a $137.6 million increase of commercial mortgage loans. Activity for the three months ended March 31, 2025 included securities purchases of $521.8 million, $85.2 million of amortization and paydowns and sales of $39.9 million, which contributed to a net increase in our securities portfolio of $395.5 million. In addition, we purchased $1.4 billion of short-term U.S. Treasury securities during the three months ended March 31, 2025, and $1.8 billion matured or was sold during the three months ended March 31, 2025.

Net Interest Income

The $1.6 million decrease in net interest income was primarily attributable to net payoffs within our loan portfolio, partially offset by an increase in interest earned from CMBS securities due to purchases. There was a $0.5 billion increase in average securities investments from $1.3 billion for the three months ended March 31, 2025 to $1.8 billion for the three months ended June 30, 2025. There was a $0.1 billion increase in average loan investments from $1.6 billion for the three months ended March 31, 2025 to $1.7 billion for the three months ended June 30, 2025.

The $2.8 million decrease in interest expense was primarily attributable to the redemption of all outstanding obligations of LCCM 2021-FL2 and LCCM 2021-FL3.

The increase in net interest income before provision for loan losses of $1.2 million is primarily driven by increased income securities and lower interest expense as a result of the payoffs of LCCM 2021-FL2 and LCCM 2021-FL3.

As of June 30, 2025 and March 31, 2025, the weighted average yield on our mortgage loan receivables was 8.9% and 8.6%, respectively. As of June 30, 2025 and March 31, 2025, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.5% and 6.3%, respectively. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2025 to March 31, 2025 was primarily due to changes in composition of our borrowings against our mortgage loans. As of June 30, 2025, we had outstanding borrowings secured by our mortgage loan receivables equal to 4.0% of the carrying value of our mortgage loan receivables, compared to 19.9% as of March 31, 2025.

As of June 30, 2025 and March 31, 2025, the weighted average yield on our securities was 5.9% and 5.7%, respectively. As of June 30, 2025, the weighted average interest rate on borrowings against our securities was 4.9%. As of June 30, 2025, we had outstanding borrowings secured by our securities equal to 15.0% of the carrying value of our securities. As of March 31, 2025, we did not have any borrowings against our securities.

Our real estate portfolio is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2025 and March 31, 2025, the weighted average interest rate on mortgage borrowings against our real estate was 6.1%. As of June 30, 2025, we had outstanding borrowings secured by our real estate equal to 61.1% of the carrying value of our real estate, compared to 65.0% as of March 31, 2025.

Real Estate Operating Income

The increase of $4.0 million in real estate operating income during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 was primarily attributable to an increase in operations at our properties and the acquisition of real estate that occurred during the three months ended June 30, 2025, for which there was no operating income during the three months ended March 31, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended June 30, 2025, we sold one conduit loan for a gain of $3.6 million and we recorded $1.3 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended March 31, 2025, we recorded $0.2 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The decrease of $3.8 million of gain on real estate, net during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 was the result of no property sales during the three months ended June 30, 2025 compared to property sales during the three months ended March 31, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and include unrealized and realized gains and losses on securities within fee and other income. The $2.5 million decrease in fee and other income was primarily due to a decrease in unrealized and realized gains on securities, and the timing of loan payoffs and late fees received for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025.

Net Result from Derivative Transactions

The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. Net result from derivative transactions of $1.5 million was comprised of a realized gain of $1.7 million and an unrealized loss of $(0.2) million for the three months ended June 30, 2025. Net result from derivative transactions of $0.3 million was comprised of a realized gain of $0.3 million and an unrealized gain of $35 thousand for the three months ended March 31, 2025. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain during the three months ended June 30, 2025 was primarily related to movement in interest rates during the three months ended June 30, 2025.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $7.2 million in compensation expense was primarily attributable to the immediate vesting of shares that were granted during the three months ended March 31, 2025, partially offset by an increase in bonus accrual for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025.

Operating Expenses

Operating expenses are primarily comprised of professional fees, and lease, technology and administrative expenses. The increase of $0.3 million during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 was primarily related to an increase in professional fees, information technology and administrative expenses.

Real Estate Operating Expenses

The increase of $1.5 million in real estate operating expenses during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 was primarily attributable to an increase in operations at our properties and the acquisition of real estate that occurred during the three months ended June 30, 2025, for which there was no operating expenses during the three months ended March 31, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans, and other deal related expenses. The decrease of $0.3 million during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 was primarily attributable to a decrease in deal related expenses.

Depreciation and Amortization

The increase of $0.7 million in depreciation and amortization during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 was primarily attributable to the acquisition of real estate that occurred during the three months ended June 30, 2025, for which there was no depreciation and amortization during the three months ended March 31, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The increase in expense during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is presented below.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six Months Ended June 30,
	2025	2024	Difference
Net interest income
Interest income	$127,061	$184,428	$(57,367)
Interest expense	85,202	112,971	(27,769)
Net interest income (expense)	41,859	71,457	(29,598)
Provision for (release of) loan loss reserves, net	(123)	10,823	(10,946)
Net interest income (expense) after provision for (release of) loan loss reserves	41,982	60,634	(18,652)
Other income (loss)
Real estate operating income	47,548	50,019	(2,471)
Net result from mortgage loan receivables held for sale	5,076	(454)	5,530
Gain (loss) on real estate, net	3,807	12,543	(8,736)
Fee and other income	8,088	7,338	750
Net result from derivative transactions	1,849	4,637	(2,788)
Earnings (loss) from investment in unconsolidated ventures	(1,020)	3	(1,023)
Gain on extinguishment of debt	257	177	80
Total other income (loss)	65,605	74,263	(8,658)
Costs and expenses
Compensation and employee benefits	30,322	34,510	(4,188)
Operating expenses	9,283	9,822	(539)
Real estate operating expenses	19,032	20,180	(1,148)
Investment related expenses	2,031	4,281	(2,250)
Depreciation and amortization	15,379	16,715	(1,336)
Total costs and expenses	76,047	85,508	(9,461)
Income (loss) before taxes	31,540	49,389	(17,849)
Income tax expense (benefit)	2,876	836	2,040
Net income (loss)	$28,664	$48,553	$(19,889)

Investment Overview

Activity for the six months ended June 30, 2025 included fundings of $476.0 million and paydowns of $373.3 million, which contributed to a $3.8 million increase in commercial mortgage loans. Activity for the six months ended June 30, 2025 included securities purchases of $1.1 billion, $201.3 million of amortization and paydowns, and sales of $59.4 million, which contributed to a net increase in our securities portfolio of $885.6 million. In addition, we purchased $1.6 billion of short-term U.S. Treasury securities during the six months ended June 30, 2025. Nearly the entire short-term U.S. Treasury securities portfolio, or $2.7 billion, matured or was sold during the six months ended June 30, 2025.

Activity for the six months ended June 30, 2024 included fundings of $69.6 million and paydowns of $650.6 million, which contributed to a $615.8 million decrease in commercial mortgage loans. Activity for the six months ended June 30, 2024 included securities purchases of $152.3 million, sales of $10.6 million and $148.3 million of amortization and paydowns, which contributed to a net decrease in our securities portfolio of $4.6 million. We acquired $40.9 million in real estate via foreclosure. In addition, we purchased $3.8 billion of short-term U.S. Treasury securities during the six months ended June 30, 2024, of which $3.7 billion matured during the six months ended June 30, 2024.

Net Interest Income

The $57.4 million decrease in interest income was primarily attributable to net payoffs within our loan portfolio, partially offset by an increase in interest earned on CMBS securities due to purchases. There was a $1.2 billion decrease in average loan investments from $2.9 billion for the six months ended June 30, 2024 to $1.7 billion for the six months ended June 30, 2025. There was a $1.0 billion increase in average securities investments from $0.5 billion for the six months ended June 30, 2024 to $1.5 billion for the six months ended June 30, 2025.

The $27.8 million decrease in interest expense is primarily related to lower outstanding balances on our securities and loan repurchase facilities, the payoff of our FHLB borrowings, redemption of all outstanding obligations of LCCM 2021-FL2 and LCCM 2021-FL3, as well as a reduction in expense as a result of redemptions of our Notes, partially offset by the issuance of our 2031 Notes.

As of June 30, 2025, the weighted average yield on our mortgage loan receivables was 8.9%, compared to 9.4% as of June 30, 2024. As of June 30, 2025, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.5%, compared to 7.2% as of June 30, 2024 primarily due to decreases in prevailing interest rates. As of June 30, 2025, we had outstanding borrowings secured by our mortgage loan receivables equal to 4.0% of the carrying value of our mortgage loan receivables, compared to 51.9% as of June 30, 2024.

As of June 30, 2025 the weighted average yield on our securities was 5.9%, compared to 6.9% as of June 30, 2024. As of June 30, 2025, the weighted average interest rate on borrowings against our securities was 4.9%, compared to 6.7% as of June 30, 2024. As of June 30, 2025, we had outstanding borrowings secured by our securities equal to 15.0% of the carrying value of our real estate securities, compared to 0.3% as of June 30, 2024.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2025, the weighted average interest rate on mortgage borrowings against our real estate assets was 6.1%, compared to 6.0% as of June 30, 2024. As of June 30, 2025, we had outstanding borrowings secured by our real estate equal to 61.1% of the carrying value of our real estate, compared to 70.9% as of June 30, 2024.

Provision for (release of) Loan Loss Reserves

The release of loan loss reserves for the six months ended June 30, 2025 of $(0.1) million was primarily due to a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments, offset by continued uncertainty in macroeconomic market conditions affecting commercial real estate. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

The provision for loan loss reserves for the six months ended June 30, 2024 was $10.8 million. The increase in provision associated with the general reserve during the six months ended June 30, 2024 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The decrease of $2.5 million in real estate operating income was primarily attributable to real estate sales that occurred between June 30, 2024 and June 30, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the six months ended June 30, 2025, we sold one conduit loan for a gain of $3.6 million and we recorded $1.4 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the six months ended June 30, 2024, we recorded $0.5 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The decrease of $8.7 million of gain on real estate, net during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was the result of one property sale during the six months ended June 30, 2025 compared to four property sales during the six months ended June 30, 2024. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and include unrealized and realized gains and losses on securities within fee and other income. The $0.7 million increase in fee and other income was primarily due to an increase in unrealized and realized gains on securities, and the timing of loan payoffs and late fees received for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Net Result from Derivative Transactions

Net result from derivative transactions of $1.8 million was comprised of a realized gain of $2.0 million and an unrealized loss of $(0.2) million for the six months ended June 30, 2025. Net result from derivative transactions of $4.6 million was comprised of a realized gain of $5.3 million and an unrealized loss of $0.7 million for the six months ended June 30, 2024. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2025 was primarily related to changes in interest rates during the six months ended June 30, 2025.

Gain on Extinguishment of Debt

Gain on extinguishment of debt totaled $0.3 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, the Company retired: (1) $10.7 million of principal of the 2025 Notes for a repurchase price of $10.6 million, recognizing a $7 thousand net gain on extinguishment of debt after recognizing $9 thousand of unamortized debt issuance costs associated with the retired debt; and (2) $12.4 million of principal of the 2027 Notes for a repurchase price of $12.2 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $48 thousand of unamortized debt issuance costs associated with the retired debt.

Gain on extinguishment of debt totaled $0.2 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company retired $2.0 million of principal of the 2029 Notes for a repurchase price of $1.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $21 thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $4.2 million in compensation expense is primarily due to a decrease in bonus compensation expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease during the six months ended June 30, 2025 as compared to June 30, 2024 of $0.5 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The decrease of $1.1 million in real estate operating expenses was primarily attributable to real estate sales that occurred between June 30, 2024 and June 30, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The decrease during the six months ended June 30, 2025 as compared to June 30, 2024 of $2.2 million was primarily attributable to a decrease in loan related expenses as a result of a smaller loan portfolio.

Depreciation and Amortization

The decrease of $1.3 million in depreciation and amortization was primarily attributable to real estate sales that occurred between June 30, 2024 and June 30, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense of $2.0 million during the six months ended June 30, 2025 as compared to June 30, 2024 is primarily a result of changes in income generated by our TRSs.
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

Cash Flows

We held cash and cash equivalents of $134.9 million and restricted cash of $13.4 million as of June 30, 2025. We held cash and cash equivalents of $1.3 billion and restricted cash of $12.6 million as of December 31, 2024.

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$15,318	$25,031
Net cash provided by (used in) investing activities	(779,357)	586,720
Net cash provided by (used in) financing activities	(433,673)	(480,213)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,197,712)	$131,538

Six months ended June 30, 2025

We experienced a net decrease in cash, cash equivalents and restricted cash of $(1.2) billion for the six months ended June 30, 2025, reflecting cash provided by operating activities of $15.3 million, cash used in investing activities of $(779.4) million and cash used in financing activities of $(433.7) million.

Net cash provided by operating activities of $15.3 million was primarily driven by net interest income and net operating income on our real estate portfolio.

Net cash used in investing activities of $(779.4) million was driven by $(1.1) billion in purchases of securities and $(412.6) million of origination of mortgage loans held for investment, partially offset by $474.2 million of repayment from mortgage loan receivables, $200.6 million in repayments on securities, $59.4 million of proceeds from sale of securities and $13.1 million in proceeds from sale of real estate.

Net cash used in financing activities of $(433.7) million was primarily as a result of net repayments of borrowings of $(354.4) million, $(59.7) million of dividend payments, $(8.7) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(8.9) million purchase of treasury stock, and $(1.8) million in deferred financing cost.

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

Unencumbered Assets

As of June 30, 2025, we held unencumbered cash and cash equivalents of $134.9 million, unencumbered loans of $1.5 billion, unencumbered securities of $1.6 billion, unencumbered real estate of $266.8 million and $82.5 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2024, we held unencumbered cash and cash equivalents of $1.3 billion, unencumbered loans of $689.7 million, unencumbered securities of $1.1 billion, unencumbered real estate of $213.4 million and $409.1 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2025 are set forth in the table below ($ in thousands):

June 30, 2025
Loan repurchase facilities	$62,738
Uncommitted securities repurchase facilities	294,428
Securities repurchase financing	—
Total repurchase facilities	357,166
Revolving credit facility	—
Mortgage debt(1)	421,900
Senior unsecured notes(2)	2,004,100
Total debt obligations, net	$2,783,166

(1)Presented net of unamortized debt issuance costs of $0.7 million and net of premiums of $3.4 million as of June 30, 2025.
(2)Presented net of unamortized debt issuance costs of $14.4 million as of June 30, 2025.

The Company’s repurchase agreements include financial covenants, including minimum net worth requirements, minimum liquidity levels, maximum leverage ratios and minimum fixed charge or interest coverage ratios. We were in compliance with all covenants as of June 30, 2025 and December 31, 2024. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.
Senior Unsecured Notes

As of June 30, 2025, the Company had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $285.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes”). Subsequent to quarter end the Company issued $500.0 million of 5.50% senior notes due 2030 (the “2030 Notes,” collectively with the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2031 Notes, the “Notes”) and redeemed in full the 2025 Notes which had an outstanding principal amount of $285.0 million as of June 30, 2025.

As of December 31, 2024, the Company had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $295.7 million in aggregate principal amount of the 2025 Notes, $611.9 million in aggregate principal amount of the 2027 Notes, $633.9 million in aggregate principal amount of the 2029 Notes and $500.0 million in aggregate principal amount of the 2031 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company guarantees the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of June 30, 2025 and 2024. The Notes are presented net of unamortized debt issuance costs of $14.4 million and $16.5 million as of June 30, 2025 and December 31, 2024, respectively.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and in some cases, are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval.

During the six months ended June 30, 2025, the Company repurchased $10.7 million of the 2025 Notes and $12.4 million of the 2027 Notes recognizing a net gain on extinguishment of debt of $7 thousand and $250 thousand, respectively.

Revolving Credit Facility

The Company’s Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR plus a margin of 125 basis points as of June 30, 2025. The margin for borrowings is subject to adjustment based on the Company’s credit rating and may range between 77.5 and 170 basis points. As of June 30, 2025, the Company had no outstanding borrowings on the Revolving Credit Facility.

Effective May 27, 2025, the date on which the Company received investment grade ratings from Moody’s and Fitch, the Revolving Credit Facility was automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries was terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) was released and discharged from all obligations as a guarantor and/or pledgor.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, the Company financed a pool of $607.5 million of loans at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL2”), which generated $498.2 million of gross proceeds to Ladder. The Company retained an 18% subordinate and controlling interest in LCCM 2021-FL2. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL2, including broad discretion in managing these loans, and had the ability to appoint the special servicer. LCCM 2021-FL2 was a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. On February 18, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL2.

On December 2, 2021, the Company financed a pool of $729.4 million of loans at a 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL3”), which generated $566.2 million of gross proceeds to Ladder. The Company retained a 15.6% subordinate and controlling interest in the LCCM 2021-FL3 and held two additional tranches totaling 6.8% as investments. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL3, including broad discretion in managing these loans, and had the ability to appoint the special servicer. LCCM 2021-FL3 was a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. On June 16, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL3. Refer to Note 6, Debt Obligations, Net for further detail.

As of June 30, 2025, the Company did not have any matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

As of December 31, 2024, the Company had $601.4 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.1 million were included in CLO debt as of December 31, 2024.

Committed Loan Financing Facilities

The Company is a party to multiple committed loan repurchase agreement facilities, totaling $1.1 billion of credit capacity as of June 30, 2025. As of June 30, 2025, the Company had $62.7 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. As of December 31, 2024, the Company had $62.7 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

The Company is a party to master repurchase agreements with several counterparties to finance its investments in securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, the Company has the right to call back excess collateral. As of June 30, 2025, the Company had $294.4 million of securities repurchase debt outstanding.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $421.9 million and $446.4 million, net of unamortized premiums of $3.4 million and $3.7 million as of June 30, 2025 and December 31, 2024, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million of premium amortization, which decreased interest expense for each of the six months ended June 30, 2025 and 2024. During the six months ended June 30, 2025, the Company executed no new term debt agreements. During the six months ended June 30, 2024, the Company executed ten new term debt agreements to finance properties in its real estate portfolio with a carrying amount of $68.9 million.
Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2025, the Company has a remaining amount available for repurchase of $93.4 million, which represents 6.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.75 per share on such date. Refer to Note 9, Equity, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2025 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Additional authorizations (2)		33,201
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
April 1, 2025 - April 30, 2025	—	—
May 1, 2025 - May 31, 2025	401,396	(4,151)
June 1, 2025 - June 30, 2025	234,094	(2,456)
Authorizations remaining as of June 30, 2025		$93,393

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 23, 2025, the Board authorized repurchases up to $100.0 million in aggregate.

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

Refer to Note 9, Equity, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of dividends declared.

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $474.3 million for the six months ended June 30, 2025 and $611.3 million for the six months ended June 30, 2024. Repayment of real estate securities provided net cash of $200.6 million for the six months ended June 30, 2025, and $147.9 million for the six months ended June 30, 2024.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $66.8 million of proceeds from sales of mortgage loans for the six months ended June 30, 2025. There were $69.4 million of proceeds from sales of mortgage loans for the six months ended June 30, 2024.

Proceeds from the Sale of Securities

We sell our investments in CMBS, including CRE CLOs, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $59.4 million for the six months ended June 30, 2025, and $10.6 million for the six months ended June 30, 2024.

Proceeds from the Sale of Real Estate

There were $13.1 million of proceeds from sales of real estate, net of closing costs for the six months ended June 30, 2025. There were $45.9 million of proceeds from sales of real estate, net of closing costs for the six months ended June 30, 2024.

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

Contractual Obligations

Contractual obligations as of June 30, 2025 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$402,479	$227,047	$59,068	$87,744	$776,338
Senior unsecured notes (2)	285,049	599,490	633,919	500,000	2,018,458
Interest payable (3)	112,489	167,870	92,681	58,805	431,845
Other funding obligations (4)	349	12,180	—	—	12,529
Operating lease obligations	3,469	4,590	4,789	7,646	20,494
Total	$803,835	$1,011,177	$790,457	$654,195	$3,259,664

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
(2)Subsequent to quarter end, we redeemed in full the 2025 Notes which had an outstanding principal amount of $285.0 million as of June 30, 2025.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2025 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2025. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $35.7 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of June 30, 2025, our off-balance sheet arrangements consisted of $47.9 million of unfunded commitments of mortgage loan receivables held for investment. 74% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2024, our off-balance sheet arrangements consisted of $34.6 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.
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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The provision for (release of) loan loss reserves for the three months ended June 30, 2025 and June 30, 2024 was $(42.0) thousand and $5.1 million, respectively, and $(0.1) million and $10.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

The allowance for loan losses at June 30, 2025 and December 31, 2024 was $52.7 million and $52.8 million, respectively. The allowance includes $0.5 million of reserves for unfunded commitments at both June 30, 2025 and December 31, 2024. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of June 30, 2025 and December 31, 2024, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of June 30, 2025 or December 31, 2024. We did not record any impairments of real estate for the six months ended June 30, 2025 or June 30, 2024.

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

Reconciliation of Non-GAAP Financial Measures

Distributable Earnings

The Company utilizes distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP measures certain non-cash expenses and unrealized results as well as eliminating timing differences related to conduit securitization gains or losses and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations because management believes that it may be a useful performance measure; and (ii) because our board of directors considers distributable earnings in determining the amount of quarterly dividends. In addition, we believe it is useful to present distributable earnings prior to charge-offs of allowance for credit losses to reflect our direct operating results and help existing and potential future holders of our Class A common stock assess the performance of our business excluding such charge-offs. Distributable earnings prior to charge-offs of allowance for credit losses is used as an additional performance metric to consider when declaring our dividends.

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

As more fully discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report, we invest in certain securities that are recorded at fair value with changes in fair value recorded in current period earnings. For purposes of distributable earnings, we exclude the impact of unrealized gains and losses associated with these securities and include realized gains and losses in connection with any disposition of securities. Distributable earnings includes declines in fair value deemed to be an impairment for GAAP purposes if the decline is determined to be non-recoverable and the loss to be nearly certain to be eventually realized. In those cases, an impairment is included in distributable earnings for the period in which such determination was made.

We include adjustments for unrealized and realized provision for loan losses and real estate impairment. For purposes of distributable earnings, management recognizes loan and real estate losses as being realized generally in the period in which the asset is sold or the Company determines a decline in value to be non-recoverable and the loss to be nearly certain.

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	June 30,	March 31,
	2025	2025
Income (loss) before taxes	$20,822	$10,717
Net (income) loss attributable to noncontrolling interests in consolidated ventures	220	220
Our share of real estate depreciation, amortization and real estate sale adjustments (1)	7,755	4,503
Adjustments for derivative results and loan sale activity (2)	(724)	(435)
Unrealized (gain) loss on securities	(102)	(687)
Adjustment for impairment	(42)	(81)
Non-cash stock-based compensation	2,996	11,215
Distributable earnings	$30,925	$25,452

(1)
The following is an unaudited reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Three Months Ended
		June 30,	March 31,
		2025	2025
	Total GAAP depreciation and amortization	$8,043	$7,336
	Depreciation and amortization related to non-rental property fixed assets	(109)	(108)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(121)	(119)
	Our share of operating lease income from above/below market lease intangible amortization	(346)	(402)
	Our share of real estate depreciation and amortization	7,467	6,707
	Adjustments for accumulated depreciation and amortization on real estate sold (a)	—	(2,936)
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	288	732
	Our share of real estate depreciation, amortization and real estate sale adjustments	$7,755	$4,503

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
		Three Months Ended
		June 30,	March 31,
		2025	2025
	GAAP realized gain/loss on sale of real estate, net	$—	$3,807
	Adjusted (gain)/loss on sale of real estate for purposes of distributable earnings	—	(871)
	Accumulated depreciation and amortization on real estate sold	$—	$2,936

(2)
The following is an unaudited reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):

		Three Months Ended
		June 30,	March 31,
		2025	2025
	GAAP net results from derivative transactions	$(1,526)	$(323)
	Realized results of loan sales, net (a)	1,504	—
	Unrealized lower of cost or market adjustments related to loans held for sale	(1,287)	(162)
	Amortization of (premium)/discount on mortgage loan financing included in interest expense	(152)	(178)
	Recognized derivative results	737	228
	Adjustments for derivative results and loan sale activity	$(724)	$(435)

(a) Represents the net hedge related gain on conduit sales for the three months ended June 30, 2025.

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

Interest Rate Risk

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate futures agreements. Interest rate futures agreements are utilized to hedge against future interest rate increases on the Company’s borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than five years, including newly originated conduit first mortgage loans, most of its U.S. Agency securities, and other securities if long enough in duration.

The following table summarizes the change in net income for a 12-month period commencing June 30, 2025 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on June 30, 2025, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(27,526)	$(186)
Increase by 1.00%	28,758	205

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 66.9% as of June 30, 2025 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including maintenance of unencumbered assets and limitations on the incurrence of additional debt. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date.

We were in compliance with all covenants as described in this Quarterly Report as of June 30, 2025.

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

Effective as of July 16, 2021, LCAM is a registered investment adviser under the Investment Advisors Act of 1940, as amended. LCAM provided investment advisory services solely to Ladder-sponsored collateralized loan obligation trusts (“CLO Trusts”). As of June 30, 2025, LCAM redeemed both CLO Trusts. As a result of these redemptions, LCAM no longer has any advisory clients or regulatory assets under management as of June 30, 2025.

LCAM is eligible to retain its SEC registration status until June 30, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2025 to the risk factors in Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 30, 2025 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	—	—	—	100,000
May 1, 2025 - May 31, 2025	401,396	10.34	401,396	95,849
June 1, 2025 - June 30, 2025	234,094	10.49	234,094	93,393
Total	635,490	$10.40	635,490	$93,393

(1)On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1
Indenture, dated as of June 23, 2025, by and among Ladder Capital Finance Holdings LLLP as issuer, Ladder Capital Finance Corporation as co-issuer, Ladder Capital Corp as guarantor, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 filed with the SEC on June 23, 2025)

4.2
First Supplemental Indenture, dated as of July 3, 2025, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, Ladder Capital Corp and Wilmington Trust, National Association, as trustee, to the Indenture dated as of June 23, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 3, 2025)

10.1
Amended Credit and Guaranty Agreement, dated as of December 20, 2024, by and among Ladder Capital Finance Holdings LLLP, Ladder Corporate Revolver I LLC, Ladder Capital Finance Corporation, Ladder Capital Corp, certain subsidiary guarantors, the lenders party hereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2024)

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the registration statement on Form S-3 filed with the SEC on June 23, 2025)
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	101.SCH* iXBRL Schema Document.
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

LADDER CAPITAL CORP
(Registrant)

Date: July 25, 2025	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: July 25, 2025	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer