Form 10-Q
period 2025-09-30
Ladder Capital Corp
filed 2025-10-27
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2025
Class A common stock, $0.001 par value	127,321,390
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2025

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
•heightened market volatility driven by global trade tensions and increased tariffs;
•actions by the U.S. presidential administration that have contributed to increased policy uncertainty, impacting the regulatory landscape, capital markets, and consumer confidence;
•labor shortages, supply chain imbalances, inflation, and the potential for a global economic recession or further downgrades to the credit ratings of the U.S.;
•geopolitical uncertainty, including the broader impacts of the conflicts between Russia and Ukraine and in the Middle East and global tensions such as those between the U.S. and China;
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
•rising utility costs, increased insurance premiums, regulatory environmental requirements, or the potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;
•the inability of insurance covering real estate underlying our loans and investments to cover all losses;
•fraud by potential borrowers or their inability to complete their business plans;
•our ability to attract and retain qualified originators;
•cybersecurity risks, including the possibility of system outages resulting from cyber incidents and AI-enabled attacks such as deepfakes;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2025	December 31, 2024(1)
	(Unaudited)
Assets
Cash and cash equivalents	$49,434	$1,323,481
Restricted cash	13,476	12,608
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	1,920,588	1,591,322
Allowance for credit losses	(52,135)	(52,323)
Mortgage loan receivables held for sale	27,970	26,898
Securities	1,940,547	1,080,839
Real estate and related lease intangibles, net	705,511	670,803
Investments in and advances to unconsolidated ventures	18,489	19,923
Derivative instruments	284	437
Accrued interest receivable	14,485	12,936
Other assets	47,895	158,149
Total assets	$4,686,544	$4,845,073
Liabilities and Equity
Liabilities
Debt obligations, net	$2,997,232	$3,135,617
Dividends payable	31,357	31,838
Accrued expenses	55,446	74,824
Other liabilities	109,095	69,855
Total liabilities	3,193,130	3,312,134
Commitments and contingencies (refer to Note 16)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 130,790,591 and 129,883,019 shares issued and 127,321,390 and 127,106,481 shares outstanding as of September 30, 2025 and December 31, 2024, respectively.	127	127
Additional paid-in capital	1,784,005	1,777,118
Treasury stock, 3,469,201 and 2,776,538 shares, at cost	(38,128)	(30,475)
Retained earnings (dividends in excess of earnings)	(246,686)	(206,874)
Accumulated other comprehensive income (loss)	(3,339)	(4,866)
Total shareholders’ equity	1,495,979	1,535,030
Noncontrolling interests in consolidated ventures	(2,565)	(2,091)
Total equity	1,493,414	1,532,939
Total liabilities and equity	$4,686,544	$4,845,073

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 6.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income
Interest income	$71,768	$96,092	$198,829	$280,520
Interest expense	43,978	57,676	129,180	170,647
Net interest income (expense)	27,790	38,416	69,649	109,873
Provision for (release of) loan loss reserves, net	(31)	3,063	(154)	13,886
Net interest income (expense) after provision for (release of) loan loss reserves	27,821	35,353	69,803	95,987
Other income (loss)
Real estate operating income	26,666	25,294	74,214	75,314
Net result from mortgage loan receivables held for sale	(377)	1,092	4,700	638
Gain (loss) on real estate, net	—	315	3,807	12,858
Fee and other income	3,864	6,609	11,952	13,947
Net result from derivative transactions	21	(766)	1,870	3,871
Earnings (loss) from investment in unconsolidated ventures	(414)	(14)	(1,434)	(11)
Gain on extinguishment of debt	(106)	20	151	197
Total other income (loss)	29,654	32,550	95,260	106,814
Costs and expenses
Compensation and employee benefits	11,552	14,407	41,874	48,917
Operating expenses	5,276	4,508	14,559	14,331
Real estate operating expenses	11,424	10,751	30,456	30,930
Investment related expenses	855	1,628	2,887	5,909
Depreciation and amortization	8,238	8,146	23,617	24,861
Total costs and expenses	37,345	39,440	113,393	124,948
Income (loss) before taxes	20,130	28,463	51,670	77,853
Income tax expense (benefit)	960	901	3,836	1,737
Net income (loss)	19,170	27,562	47,834	76,116
Net (income) loss attributable to noncontrolling interests in consolidated ventures	19	351	459	753
Net income (loss) attributable to Class A common shareholders	$19,189	$27,913	$48,293	$76,869

Earnings per share:
Basic	$0.15	$0.22	$0.38	$0.61
Diluted	$0.15	$0.22	$0.38	$0.61

Weighted average shares outstanding:
Basic	125,339,188	125,705,754	125,587,121	125,586,075
Diluted	126,115,547	125,905,528	126,198,822	125,757,114

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$19,170	$27,562	$47,834	$76,116
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	4,131	2,041	3,570	5,165
Reclassification adjustment for (gain) loss included in net income (loss)	(1,831)	—	(2,043)	(23)
Total other comprehensive income (loss)	2,300	2,041	1,527	5,142
Comprehensive income (loss)	21,470	29,603	49,361	81,258
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	19	351	459	753
Comprehensive income (loss) attributable to Class A common shareholders	$21,489	$29,954	$49,820	$82,011

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, June 30, 2025	127,461	$127	$1,781,307	$(36,584)	$(236,595)	$(5,639)	$(2,546)	$1,500,070
Amortization of equity based compensation	—	—	3,049	—	—	—	—	3,049
Grants of restricted stock	32	—	(351)	351	—	—	—	—
Purchase of treasury stock	(171)	—	—	(1,885)	—	—	—	(1,885)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(1)	—	—	(10)	—	—	—	(10)
Dividends declared	—	—	—	—	(29,280)	—	—	(29,280)
Net income (loss)	—	—	—	—	19,189	—	(19)	19,170
Other comprehensive income (loss)	—	—	—	—	—	2,300	—	2,300
Balance, September 30, 2025	127,321	$127	$1,784,005	$(38,128)	$(246,686)	$(3,339)	$(2,565)	$1,493,414

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, June 30, 2024	127,866	$128	$1,770,275	$(21,852)	$(207,728)	$(10,752)	$(1,576)	$1,528,495
Amortization of equity based compensation	—	—	3,177	—	—	—	—	3,177
Grants of restricted stock	—	—	—	—	—	—	—	—
Purchase of treasury stock	(100)	—	—	(1,191)	—	—	—	(1,191)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(1)	—	—	(10)	—	—	—	(10)
Dividends declared	—	—	—	—	(29,382)	—	—	(29,382)
Net income (loss)	—	—	—	—	27,913	—	(351)	27,562
Other comprehensive income (loss)	—	—	—	—	—	2,041	—	2,041
Balance, September 30, 2024	127,765	$128	$1,773,452	$(23,053)	$(209,197)	$(8,711)	$(1,927)	$1,530,692

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2024	127,106	$127	$1,777,118	$(30,475)	$(206,874)	$(4,866)	$(2,091)	$1,532,939
Distributions	—	—	—	—	—	—	(15)	(15)
Amortization of equity based compensation	—	—	17,260	—	—	—	—	17,260
Grants of restricted stock	1,852	2	(10,373)	10,373	—	—	—	2
Purchase of treasury stock	(877)	(1)	—	(9,310)	—	—	—	(9,311)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(760)	(1)	—	(8,716)	—	—	—	(8,717)
Dividends declared	—	—	—	—	(88,105)	—	—	(88,105)
Net income (loss)	—	—	—	—	48,293	—	(459)	47,834
Other comprehensive income (loss)	—	—	—	—	—	1,527	—	1,527
Balance, September 30, 2025	127,321	$127	$1,784,005	$(38,128)	$(246,686)	$(3,339)	$(2,565)	$1,493,414

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$47,834	$76,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(151)	(197)
Depreciation and amortization	23,617	24,861
Unrealized (gain) loss on derivative instruments	174	1,552
Unrealized (gain) loss on securities	(613)	—
Provision for (release of) loan loss reserves, net	(154)	13,886
Amortization of equity based compensation	17,260	16,592
Amortization of deferred financing costs included in interest expense	7,263	8,203
Amortization of (premium)/discount on mortgage loan financing included in interest expense	(493)	(558)
Amortization of above- and below-market lease intangibles	(1,067)	(1,287)
(Accretion)/amortization of discount, premium and other fees on mortgage loans receivable	(7,742)	(10,935)
(Accretion)/amortization of discount and premium on securities	(1,213)	(724)
Net result from mortgage loan receivables held for sale	(4,700)	(638)
Realized (gain) loss on securities	(3,061)	(75)
(Gain) loss on real estate, net	(3,807)	(12,858)
Realized (gain) loss on sale of derivative instruments	—	(290)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	1,434	11
Origination of mortgage loan receivables held for sale	(63,360)	—
Repayment of mortgage loan receivables held for sale	140	—
Proceeds from sales of mortgage loan receivables held for sale	66,847	—
Change in deferred tax liability	1,655	565
Changes in operating assets and liabilities:
Accrued interest receivable	(1,549)	7,530
Other assets	(1,594)	2,928
Accrued expenses and other liabilities	(35,064)	69,360
Net cash provided by (used in) operating activities	41,656	194,042
Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(888,703)	(71,810)
Repayment of mortgage loan receivables held for investment	604,058	1,122,690
Purchases of securities	(1,480,218)	(583,018)
Repayment of securities	364,848	208,414
Basis recovery of interest-only securities	1,501	2,589
Proceeds from sales of securities	316,730	10,581
Capital improvements of real estate	(1,986)	(4,846)
Proceeds from sale of real estate	13,079	57,645
Capital contributions and advances to investment in unconsolidated joint ventures	—	(13,125)
Proceeds from FHLB stock	—	5,175
Purchase of derivative instruments	(76)	(1,164)
Sale of derivative instruments	—	539
Net cash provided by (used in) investing activities	(1,070,767)	733,670
Cash flows from financing activities:
Deferred financing costs paid	(11,099)	(9,567)
Proceeds from borrowings under debt obligations	2,355,726	654,705

	Nine Months Ended September 30,
	2025	2024
Repayment and repurchase of borrowings under debt obligations	(2,490,852)	(849,600)
Cash dividends paid to Class A common shareholders	(88,586)	(88,813)
Capital distributed to noncontrolling interests in consolidated ventures	(15)	(223)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,717)	(8,894)
Repurchase of treasury stock	(10,475)	(2,049)
Net cash provided by (used in) financing activities	(254,018)	(304,441)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,283,129)	623,271
Cash, cash equivalents and restricted cash at beginning of period	1,346,039	1,075,942
Cash, cash equivalents and restricted cash at end of period	$62,910	$1,699,213

Non-cash investing and financing activities:
Securities purchased, not settled	$56,858	$—
Repurchase of treasury stock, not settled	350	—
Repayments in transit of securities (other assets)	522	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	(125)	(27,519)
Non-cash disposition of loans via foreclosure	(65,078)	(55,946)
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	65,078	48,796
Transfer of real estate, net into real estate held for sale	—	18,078
Dividends declared, not paid	31,357	31,673

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$49,434	$1,607,204
Restricted cash	13,476	12,301
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	—	79,708
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$62,910	$1,699,213

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an investment grade-rated, internally-managed U.S. real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2025, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

3. MORTGAGE LOAN RECEIVABLES

September 30, 2025 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$1,923,888	$1,913,275		8.14%	1.5
Mezzanine loans	7,322	7,313		11.24%	0.8
Total mortgage loans receivable	1,931,210	1,920,588		8.16%	1.5
Allowance for credit losses	N/A	(52,135)
Total mortgage loan receivables held for investment, net, at amortized cost	1,931,210	1,868,453
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,970	(4)	4.57%	6.4
Total	$1,962,560	$1,896,423	(5)	8.10%	1.6

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of September 30, 2025 are used to calculate weighted average yield for floating rate loans.
(2)Excludes three non-accrual loans with an amortized cost basis of $122.9 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 2.7 years.
(4)As a result of changes in prevailing rates, the Company recorded a lower of cost or market adjustment as of September 30, 2025. The adjustment was calculated using a 5.03% discount rate.
(5)Net of $10.8 million of deferred origination fees and other items as of September 30, 2025.

As of September 30, 2025, $1.6 billion, or 84.4%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $1.6 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of September 30, 2025, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

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

For the nine months ended September 30, 2025 and 2024, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2024	$1,591,322	$(52,323)	$26,898
Origination of mortgage loan receivables (1)	888,703	—	63,360
Repayment of mortgage loan receivables	(502,101)	—	(141)
Proceeds from sales of mortgage loan receivables	—	—	(66,847)
Non-cash disposition of loans via foreclosure	(65,078)	—	—
Net result from mortgage loan receivables held for sale (2)	—	—	4,700
Accretion/amortization of discount, premium and other fees	7,742	—	—
Release (addition) of provision for current expected credit loss, net (3)	—	188	—
Balance, September 30, 2025	$1,920,588	$(52,135)	$27,970

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes unrealized lower of cost or market adjustment reversal of $1.1 million and realized gain on loans held for sale of $3.6 million.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2023	$3,155,089	$(43,165)	$26,868
Origination of mortgage loan receivables (1)	71,810	—	—
Repayment of mortgage loan receivables (2)	(1,142,343)	—	—
Proceeds from sales of mortgage loan receivables (3)	—	—	—
Non-cash disposition of loans via foreclosure (4)	(55,946)	5,023	—
Net result from mortgage loan receivables held for sale (5)	—	—	638
Accretion/amortization of discount, premium and other fees	10,935	—	—
Release (addition) of provision for current expected credit loss, net (6)	—	(14,134)	—
Balance, September 30, 2024	$2,039,545	$(52,276)	$27,506

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
(5)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(6)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for Credit Losses	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$52,166	$54,107	$52,323	$43,165
Provision for (release of) current expected credit loss, net(1)	(31)	3,192	(188)	14,134
Charge-offs (2)	—	(5,023)	—	(5,023)
Allowance for credit losses at end of period	$52,135	$52,276	$52,135	$52,276

(1)As of September 30, 2025 and 2024, there were no asset-specific reserves.
(2)The charge-off related to one loan that was resolved via foreclosure during the three months ended September 30, 2024. The loan was collateralized by an office property in Oakland, California.

Non-Accrual Status (1)	September 30, 2025(2)	December 31, 2024(3)
Amortized cost basis of loans on non-accrual status	$122,920	$76,875

(1)As of September 30, 2025, $122.9 million of loans on non-accrual status were greater than 90 days past due. As of December 31, 2024, $76.9 million of loans on non-accrual status were greater than 90 days past due. For the nine months ended September 30, 2025, the Company recognized $4.0 million of interest income on these loans while on non-accrual status.
(2)Comprised of one multi-family loan with an amortized cost basis of $60.9 million, one hotel loan with an amortized cost basis of $11.9 million and one multi-family loan with an amortized cost basis of $50.1 million, for which the Company determined no asset-specific reserves were necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $60.9 million and one mixed-use loan with an amortized cost basis of $16.0 million, for which the Company determined no asset-specific reserve was necessary.

Current Expected Credit Loss

As of September 30, 2025, the Company had a $52.7 million allowance for current expected credit losses, of which $52.1 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

As of December 31, 2024, the Company had a $52.8 million allowance for current expected credit losses, of which $52.3 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

The release of loan loss reserves for the three and nine months ended September 30, 2025 was $31 thousand and $0.2 million, respectfully. The release recorded during the three and nine months ended September 30, 2025 reflects continued uncertainty in macroeconomic market conditions affecting commercial real estate.

The provision for loan loss reserves for the three and nine months ended September 30, 2024 was $3.1 million and $13.9 million, respectively. The provision recorded during the three and nine months ended September 30, 2024 was primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments. During the three and nine months ended September 30, 2024, the Company charged-off $5.0 million of the existing allowance for credit losses related to a loan that was resolved via foreclosure.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of September 30, 2025 and December 31, 2024, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of September 30, 2025
Collateral Type	2025	2024	2023	2022	2021 and Earlier	Total (2)(3)
Multifamily	$662,980	$127,107	$14,641	$23,206	$110,977	$938,911
Office	21,945	—	—	55,950	572,551	650,446
Industrial	123,379	27,212	—	—	—	150,591
Mixed Use	18,198	—	—	—	33,121	51,319
Other	48,730	—	—	11,945	—	60,675
Retail	14,824	10,457	—	—	24,111	49,392
Hospitality	—	—	—	—	19,254	19,254
Subtotal mortgage loans receivable	890,056	164,776	14,641	91,101	760,014	1,920,588
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$890,056	$164,776	$14,641	$91,101	$760,014	$1,920,588

	Amortized Cost Basis by Origination Year as of December 31, 2024
Collateral Type	2024	2023	2022	2021	2020 and Earlier	Total (4)
Office	$—	$—	$59,944	$518,663	$185,242	$763,849
Multifamily	126,588	14,636	105,324	272,291	—	518,839
Mixed Use	—	—	—	127,380	—	127,380
Retail	23,833	—	—	48,628	—	72,461
Hospitality	—	—	—	13,064	55,260	68,324
Industrial	26,368	—	—	—	—	26,368
Other	—	—	14,101	—	—	14,101
Subtotal mortgage loans receivable	176,789	14,636	179,369	980,026	240,502	1,591,322
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (5)(6)	$176,789	$14,636	$179,369	$980,026	$240,502	$1,591,322

(1)Not included above is $9.8 million of accrued interest receivable on all loans at September 30, 2025.
(2)For purposes of calculating our CECL allowance, one loan collateralized by a hospitality property and two loans collateralized by multifamily properties utilized valuations of the underlying collateral to calculate the allowance at September 30, 2025.
(3)The Company had one $228.0 million mortgage loan receivable with a borrower collateralized by an office property in the southeast that represents 12% of the total mortgage loan receivable held for investment at September 30, 2025.
(4)For purposes of calculating our CECL allowance, two loans collateralized by mixed-use, one loan collateralized by office, and one loan collateralized by multifamily utilized valuations of the underlying collateral to calculate the allowance at December 31, 2024.
(5)For the year ended December 31, 2024, there was a $5.0 million charge-off of an asset-specific allowance in connection with a foreclosure of one office property in Oakland, California.
(6)Not included above is $9.4 million of accrued interest receivable on all loans at December 31, 2024.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination.

Commercial mortgage-backed securities, including CRE CLOs (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of September 30, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,931,727		$1,930,288	$4,258	$(7,691)	$1,926,855	(3)	112	AAA	5.63%	5.71%	2.79
CMBS interest-only(4)	347,761	(4)	1,660	94	—	1,754	(5)	5	AAA	0.44%	8.95%	0.62
GNMA interest-only(6)	29,509	(4)	149	122	(55)	216		13	AAA	0.31%	9.57%	2.79
Agency securities	4		4	—	—	4		1	AAA	4.00%	2.39%	0.38
Total debt securities	$2,309,001		$1,932,101	$4,474	$(7,746)	$1,928,829	(7)	131		4.78%	5.68%	2.77
Equity securities	N/A		12,132	6	(400)	11,738		8	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$2,309,001		$1,944,233	$4,480	$(8,166)	$1,940,547		139

December 31, 2024

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,065,985		$1,063,835	$3,335	$(8,296)	$1,058,874	(3)	92	AAA	5.97%	6.13%	2.41
CMBS interest-only(4)	769,724	(4)	3,149	104	(9)	3,244	(5)	7	AAA	0.38%	7.81%	0.87
GNMA interest-only(6)	32,710	(4)	160	53	(58)	155		13	AAA	0.33%	9.38%	3.64
Agency securities	11		11	—	—	11		1	AAA	4.00%	2.60%	0.58
Total debt securities	$1,868,430		$1,067,155	$3,492	$(8,363)	$1,062,284	(7)	113		3.56%	6.03%	2.37
Equity securities	N/A		19,511	3	(939)	18,575		8	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,868,430		$1,086,666	$3,495	$(9,322)	$1,080,839		121

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
(3)As of September 30, 2025 and December 31, 2024, includes $8.8 million and $8.9 million, respectively, of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of September 30, 2025 and December 31, 2024, includes $0.1 million and $0.2 million, respectively, of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following tables summarize the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$355,351	$1,571,504	$—	$—	$1,926,855
CMBS interest-only	1,754	—	—	—	1,754
GNMA interest-only	28	188	—	—	216
Agency securities	4	—	—	—	4
Total securities (1)	$357,137	$1,571,692	$—	$—	$1,928,829

(1)Excluded from the table above are $11.7 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2024

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$170,874	$888,000	$—	$1,058,874
CMBS interest-only	2,937	307	—	3,244
GNMA interest-only	53	13	89	155
Agency securities	11	—	—	11
Total securities (1)	$173,875	$888,320	$89	$1,062,284

(1)Excluded from the table above are $18.6 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three and nine months ended September 30, 2025, the Company sold $9.5 million and $42.1 million of equity securities, respectively. During the three months ended September 30, 2024, the Company did not sell any equity securities. During the nine months ended September 30, 2024, the Company sold $1.8 million of equity securities.

The following table summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the three and nine months ended September 30, 2025 and September 30, 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gain (loss) on securities	$2,032	$—	$3,061	$75
Unrealized gain (loss) on securities	(176)	5	613	(22)
Total realized and unrealized gain (loss) on securities	$1,856	$5	$3,674	$53

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Land	$190,277	$173,798
Building	653,051	622,701
In-place leases and other intangibles	116,304	107,899
Undepreciated real estate and related lease intangibles	959,632	904,398
Less: Accumulated depreciation and amortization	(254,121)	(233,595)
Real estate and related lease intangibles, net(1)	$705,511	$670,803

Below market lease intangibles, net (other liabilities)(2)	$(23,180)	$(25,340)

(1)There was unencumbered real estate of $308.5 million and $213.4 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Below market lease intangibles is net of $17.7 million and $16.5 million of accumulated amortization as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the Company had no real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense(1)	$6,250	$6,323	$18,766	$19,058
Amortization expense	1,988	1,823	4,851	5,803
Total real estate depreciation and amortization expense	$8,238	$8,146	$23,617	$24,861

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million of depreciation on corporate fixed assets for each of the three months ended September 30, 2025 and September 30, 2024 and $0.3 million of depreciation on corporate fixed assets for each of the nine months ended September 30, 2025 and September 30, 2024.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	September 30, 2025	December 31, 2024
Gross intangible assets(1)	$116,304	$107,899
Accumulated amortization	62,051	57,281
Net intangible assets	$54,253	$50,618

(1)Includes $4.5 million and $2.3 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(189)	$(93)	$(439)	$(285)
Increase in operating lease income for amortization of below market lease intangibles acquired	509	518	1,506	1,572
Total	$320	$425	$1,067	$1,287

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of September 30, 2025 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2025 (last three months)	$248	$1,768
2026	997	6,606
2027	961	6,430
2028	1,023	5,359
2029	1,194	3,589
Thereafter	14,295	27,538
Total	$18,718	$51,290

Rent Receivables

There were $2.8 million and $2.6 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Operating Lease Income & Tenant Reimbursements

The following table is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2025 ($ in thousands):

Period Ending December 31,	Amount
2025 (last three months)	$18,240
2026	67,378
2027	57,108
2028	51,313
2029	48,242
Thereafter	133,934
Total	$376,215

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $1.5 million and $4.0 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $5.1 million for the three and nine months ended September 30, 2024, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2025 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
April 2025	(2)	Office	Carmel, IN	$42,400	100%
September 2025	(3)	Office	Rockville, MD	22,678	100%
Total real estate acquisitions				$65,078

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
(3)In September 2025, the Company acquired an office property in Rockville, MD through foreclosure of a mortgage loan receivable held for investment. The fair value of $22.7 million was determined by using the direct capitalization approach with a capitalization rate of 10.8%, a Level 3 input. There was no gain or loss resulting from the foreclosure of the loan.

The Company acquired the following properties during the nine months ended September 30, 2024 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2024	(2)	Multifamily	Los Angeles, CA	$14,110	100%
April 2024	(3)	Multifamily	Longview, TX	6,080	100%
April 2024	(4)	Multifamily	Amarillo, TX	9,651	100%
June 2024	(5)	Multifamily	Los Angeles, CA	11,455	100%
September 2024	(6)	Office	Oakland, CA	7,500	100.0%
Total real estate acquisitions				$48,796

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
Sales

The Company sold the following property during the nine months ended September 30, 2025 ($ in thousands):

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

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2025 and December 31, 2024 are as follows ($ in thousands):

September 30, 2025

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value	Average Cost of Funds(1)	Current Maturity	Final Stated Maturity(2)	Carrying Value of Collateral
Loan Repurchase Facility	$300,000	$—	$—	—%	9/27/2028	9/27/2030	$—
Loan Repurchase Facility	300,000	—	—	—%	10/21/2027	10/21/2029	—
Loan Repurchase Facility	200,000	—	—	—%	10/3/2025	10/3/2027	14,641
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Loan Repurchase Facilities(3)	$856,000	$—	$—				$14,641
Securities Repurchases	—	361,638	361,638	4.69%	10/3/2025	10/30/2025	402,329
Total Repurchase Facilities	$856,000	$361,638	$361,638				$416,970
Mortgage Debt	N/A	399,092	401,656	6.18%	2025-2034(4)	2027-2048	397,053
Unsecured Revolving Credit Facility(5)	850,000	20,000	20,000	5.37%	12/20/2028	12/20/2029	N/A
Senior Unsecured Notes	N/A	2,233,409	2,213,938	5.29%	2027-2031	2027-2031	N/A
Total Debt Obligations, net	$1,706,000	$3,014,139	$2,997,232				$814,023

(1)Interest rates on floating rate debt reflect the applicable index in effect as of September 30, 2025. Excludes deferred financing costs.
(2)Final Stated Maturity assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Carrying value excludes $2.8 million of unamortized deferred financing costs included in Other Assets.
(4)Anticipated Repayment Dates.
(5)Carrying Value excludes $7.5 million of unamortized deferred financing costs included in Other Assets.

December 31, 2024

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value	Average Cost of Funds(1)	Current Maturity	Final Stated Maturity(2)	Carrying Value of Collateral
Loan Repurchase Facility	$500,000	$62,738	$62,738	6.55%	9/27/2025	9/27/2027	$97,254
Loan Repurchase Facility	300,000	—	—	—%	10/21/2027	10/21/2029	—
Loan Repurchase Facility	200,000	—	—	—%	10/3/2025	10/3/2027	14,636
Loan Repurchase Facility	100,000	—	—	—%	1/22/2025	1/22/2026	—
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Loan Repurchase Facilities(3)	$1,156,000	$62,738	$62,738				$111,890
Mortgage Debt	N/A	443,733	446,397	6.09%	2025-2034(4)	2027-2048	451,880
CLO Debt	N/A	601,464	601,429	6.36%	2025-2026(5)	2036-2038	831,270
Unsecured Revolving Credit Facility(6)	725,000	—	—	—%	12/20/2028	12/20/2029	N/A
Senior Unsecured Notes	N/A	2,041,557	2,025,053	5.22%	2025-2031	2025-2031	N/A
Total Debt Obligations, net	$1,881,000	$3,149,492	$3,135,617				$1,395,040

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
(6)The obligations under the Unsecured Revolving Credit Facility are secured by equity pledges of certain subsidiaries of the Company. Carrying Value excludes $7.1 million of unamortized deferred financing costs included in Other Assets.
Senior Unsecured Notes
As of September 30, 2025, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) that were issued during the three months ended September 30, 2025, and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and in some cases, are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval. During the nine months ended September 30, 2025, the Company fully redeemed the 5.25% senior notes due 2025 and repurchased $12.4 million of the 2027 Notes, recognizing a loss on extinguishment of debt of $99 thousand and a gain on bond repurchase of $250 thousand, respectively.
Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Unsecured Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of September 30, 2025. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of September 30, 2025, the Company had $20.0 million outstanding borrowings on the Unsecured Revolving Credit Facility.

Effective May 27, 2025, the date on which the Company received investment grade ratings from Moody’s and Fitch, the Unsecured Revolving Credit Facility was automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries was terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) was released and discharged from all obligations as a guarantor and/or pledgor.

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of September 30, 2025.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, the Company financed a pool of $607.5 million of loans at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis in a managed CLO transaction (“LCCM 2021-FL2”), which generated $498.2 million of gross proceeds to Ladder. The Company retained an 18% subordinate and controlling interest in LCCM 2021-FL2. The Company retained control over major decisions made with respect to the administration of the loans in LCCM 2021-FL2, including broad discretion in managing these loans, and had the ability to appoint the special servicer. LCCM 2021-FL2 was a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE. On February 18, 2025, the Company redeemed all outstanding obligations of LCCM 2021-FL2 and no longer consolidated this VIE as of March 31, 2025.

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
Loan and Securities Repurchase Financing
As of September 30, 2025, the Company has entered into four committed master repurchase agreements to finance its lending activities, totaling $856.0 million of credit capacity with no balance outstanding.

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

The Company has also entered into master repurchase agreements with several counterparties to finance real estate securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. As of September 30, 2025, the Company had $361.6 million of securities repurchase debt outstanding.

As of September 30, 2025, one loan repurchase facility was scheduled to mature within 30 days of September 30, 2025 and had no balance outstanding. No counterparties held collateral that exceeded the amounts borrowed under the related loan and securities repurchase agreements by more than $149.3 million, or 10% of the Company’s total equity.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $401.7 million and $446.4 million, net of unamortized premiums of $3.2 million and $3.7 million as of September 30, 2025 and December 31, 2024, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.5 million of premium amortization for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.6 million of premium amortization for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, the Company executed no new term debt agreements. During the three and nine months ended September 30, 2024, the Company executed six and 16 new term debt agreements, respectively, to finance properties in its real estate portfolio with a carrying amount of $13.0 million and $81.9 million, respectively.

Financial Covenants

Our borrowings under certain financing agreements are subject to financial covenants, including maximum leverage ratio limits, minimum net worth requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, and minimum unencumbered assets to unsecured debt requirements. The Company’s subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”), was previously a captive insurance company subject to state regulations, which required regulatory approval for dividend distributions, limiting the Company's ability to utilize cash held by Tuebor. Effective January 31, 2025, Tuebor was no longer licensed as a captive insurer and was no longer subject to state regulation.
The Company was in compliance with all covenants as of September 30, 2025.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2025 (last three months)	$376,033
2026	26,424
2027	805,391
2028	24,317
2029	689,484
Thereafter	1,092,490
Subtotal	3,014,139
Debt issuance costs included in senior unsecured notes	(19,472)
Debt issuance costs included in mortgage loan financings	(662)
Net premiums included in mortgage loan financings (2)	3,227
Total	$2,997,232

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

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$4	$—	1.04
Futures
10-year Treasury-Note Futures	22,500		276	—	0.26
Total futures	22,500		276	—
Options
S&P 500 Put Options	N/A	(2)	4	—	0.09
Total derivatives	$112,500		$284	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 75 options contracts as of September 30, 2025.

December 31, 2024

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$432	$—	0.62
Options
Options	N/A	(2)	5	—	0.05
Total credit derivatives	—		5	—
Total derivatives	$90,000		$437	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 275 options contracts as of December 31, 2024.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(142)	$126	$(16)	$(450)	$504	$54
Futures	154	(66)	88	276	1,596	1,872
Options	—	(51)	(51)	—	(56)	(56)
Total	$12	$9	$21	$(174)	$2,044	$1,870

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(589)	$421	$(168)	$(1,220)	$1,258	$38
Futures	(311)	(282)	(593)	(376)	4,215	3,839
Options	—	(5)	(5)	—	(6)	(6)
Total	$(900)	$134	$(766)	$(1,596)	$5,467	$3,871

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.6 million of cash margin as collateral for derivatives as of September 30, 2025, which is included in restricted cash in the consolidated balance sheets and no cash margin as collateral for derivatives as of December 31, 2024.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2025 and December 31, 2024. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of September 30, 2025 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$284	$—	$284	$—	$(574)	$(290)
Total	$284	$—	$284	$—	$(574)	$(290)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of September 30, 2025 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$361,638	$—	$361,638	$361,638	$—	$361,638
Total	$361,638	$—	$361,638	$361,638	$—	$361,638

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$437	$—	$437	$—	$—	$437
Total	$437	$—	$437	$—	$—	$437

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$62,738	$—	$62,738	$62,738	$—	$62,738
Total	$62,738	$—	$62,738	$62,738	$—	$62,738

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2025 and December 31, 2024 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. EQUITY

Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of September 30, 2025, the Company has a remaining amount available for repurchase of $91.5 million, which represents 6.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.91 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Additional authorizations (2)		33,201
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
April 1, 2025 - April 30, 2025	—	—
May 1, 2025 - May 31, 2025	401,396	(4,151)
June 1, 2025 - June 30, 2025	234,094	(2,456)
July 1, 2025 - July 31, 2025	36,371	(397)
August 1, 2025 - August 31, 2025	43,020	(471)
September 1, 2025 - September 30, 2025	91,321	(1,017)
Authorizations remaining as of September 30, 2025		$91,508

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 23, 2025, the Board authorized repurchases up to $100.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
January 1, 2024 - January 31, 2024	—	—
February 1, 2024 - February 29, 2024	—	—
March 1, 2024 - March 31, 2024	60,000	(647)
April 1, 2024 - April 30, 2024	—	—
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
July 1, 2024 - July 31, 2024	—	—
August 1, 2024 - August 31, 2024	—	—
September 1, 2024 - September 30, 2024	100,001	(1,190)
Authorizations remaining as of September 30, 2024		$73,598

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024, the Board authorized repurchases up to $75.0 million in aggregate.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2025 and 2024:

Declaration Date	Dividend per Share
March 14, 2025	$0.23
June 13, 2025	0.23
September 15, 2025	0.23
Total	$0.69

March 15, 2024	$0.23
June 14, 2024	0.23
September 13, 2024	0.23
Total	$0.69

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accumulated Other Comprehensive Income (Loss) beginning of period	$(5,639)	$(10,752)	$(4,866)	$(13,853)
Unrealized gain (loss) on securities, available for sale	4,131	2,041	3,570	5,165
Reclassification adjustment for (gain) loss included in net income (loss)	(1,831)	—	(2,043)	(23)
Accumulated Other Comprehensive Income (Loss) end of period	$(3,339)	$(8,711)	$(3,339)	$(8,711)

10. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of September 30, 2025, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $77.0 million, and a single-tenant office building in Oakland County, MI with a book value of $8.3 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

11. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2025 and 2024 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share amounts)	2025	2024	2025	2024
Basic and Diluted Net income (loss) available for Class A common shareholders	$19,189	$27,913	$48,293	$76,869
Weighted average shares outstanding:
Basic	125,339,188	125,705,754	125,587,121	125,586,075
Diluted	126,115,547	125,905,528	126,198,822	125,757,114

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2025 and 2024 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share amounts) (1)	2025	2024	2025	2024
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$19,189	$27,913	$48,293	$76,869
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,339,188	125,705,754	125,587,121	125,586,075
Basic net income (loss) per share of Class A common stock	$0.15	$0.22	$0.38	$0.61

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$19,189	$27,913	$48,293	$76,869
Diluted net income (loss) attributable to Class A common shareholders	19,189	27,913	48,293	76,869
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,339,188	125,705,754	125,587,121	125,586,075
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	776,359	199,774	611,701	171,039
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	126,115,547	125,905,528	126,198,822	125,757,114
Diluted net income (loss) per share of Class A common stock	$0.15	$0.22	$0.38	$0.61

(1)The Company applies the treasury stock method.
(2)There were 15 and 11,251 anti-dilutive shares for the three and nine months ended September 30, 2025, respectively.
(3)There were 166,571 and 335,482 anti-dilutive shares for the three and nine months ended September 30, 2024, respectively.

12. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$3,049	$3,177	$17,260	$16,592
Total Stock-Based Compensation Expense	$3,049	$3,177	$17,260	$16,592

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	31,989	$11.16	—	$—	1,852,016	$11.67	1,855,541	$10.70

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at September 30, 2025 and changes during 2025 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2024	2,020,752	$12.28	623,788
Granted	1,852,016	11.67	—
Vested	(1,778,588)	11.49	—
Expired	—	—	(439,760)
Nonvested/Outstanding at September 30, 2025	2,094,180	$12.42	184,028

Exercisable at September 30, 2025 (1)			184,028

(1)The weighted average exercise price of outstanding options is $11.86 at September 30, 2025.

At September 30, 2025, there was $13.3 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 35.1 months, with a weighted average remaining vesting period of 23.8 months.

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

Performance Target

On September 18, 2025, the Company changed the Performance Target to 6% for all shares eligible to vest based on the Company’s performance for the years ended December 31, 2025, 2026 and 2027. Because the awards were already expected to vest under the original performance conditions, and the modification did not increase the award’s fair value, no incremental compensation cost was recognized. There are currently 36 Ladder employees who were affected by the modification.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis or amortized cost/par, at September 30, 2025 and December 31, 2024 are as follows ($ in thousands):

September 30, 2025

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$1,931,727		$1,930,288	$1,926,855	Internal model	5.71%	2.79
CMBS interest-only(1)	347,761	(2)	1,660	1,754	Internal model	8.95%	0.62
GNMA interest-only(3)	29,509	(2)	149	216	Internal model	9.57%	2.79
Agency securities(1)	4		4	4	Internal model	2.39%	0.38
Equity securities(3)	N/A		12,132	11,738	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	1,931,210		1,920,588	1,910,180	Discounted Cash Flow(5)	8.16%	1.53
Mortgage loan receivables held for sale	31,350		27,970	27,970	Internal model, third-party inputs(6)	4.57%	6.44
Nonhedge derivatives(1)(7)	112,500		284	284	Counterparty quotations	N/A	0.26

Liabilities:
Repurchase agreements - short-term	361,638		361,638	361,638	Cost plus Accrued Interest(8)	4.69%	0.05
Unsecured Revolving Credit Facility	20,000		20,000	20,000	(9)	5.37%	3.22
Mortgage loan financing	399,092		401,656	397,990	Discounted Cash Flow	6.18%	3.37
Senior unsecured notes	2,233,409		2,213,938	2,254,223	Internal model	5.29%	3.79

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.

(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $52.1 million at September 30, 2025.
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
(9)Fair value for the Unsecured Revolving Credit Facility is estimated to approximate the outstanding face.

December 31, 2024

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$1,065,985		$1,063,835	$1,058,873	Internal model	6.13%	2.41
CMBS interest-only(1)	769,724	(2)	3,149	3,244	Internal model	7.81%	0.87
GNMA interest-only(3)	32,710	(2)	160	155	Internal model	9.38%	3.64
Agency securities(1)	11		11	11	Internal model	2.60%	0.58
Equity securities(3)	N/A		19,511	18,575	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	1,596,277		1,591,322	1,575,911	Discounted Cash Flow(5)	9.36%	0.86
Mortgage loan receivables held for sale	31,350		26,898	26,898	Internal model, third-party inputs(6)	4.57%	7.18
Nonhedge derivatives(1)(9)	90,000		437	437	Counterparty quotations	N/A	0.62

Liabilities:
Repurchase agreements - short-term	62,738		62,738	62,738	Cost plus Accrued Interest(7)	6.55%	0.74
Mortgage loan financing	443,733		446,397	435,048	Discounted Cash Flow	6.09%	3.36
CLO debt	601,464		601,380	601,430	Discounted Cash Flow(8)	2.01%	0.98
Senior unsecured notes	2,041,557		2,025,053	2,001,207	Internal model	5.22%	3.72

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,922,777		$—	$1,918,096	$—	$1,918,096
CMBS interest-only(1)	339,765	(2)	—	1,621	—	1,621
GNMA interest-only(3)	29,509	(2)	—	216	—	216
Agency securities(1)	4		—	4	—	4
Equity securities	N/A		11,738	—	—	11,738
Nonhedge derivatives(4)	112,500		284	—	—	284
			$12,022	$1,919,937	$—	$1,931,959

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$1,931,210		$—	$—	$1,910,180	$1,910,180
Mortgage loan receivable held for sale(6)	31,350		—	—	27,970	27,970
CMBS(7)	8,951		—	8,759	—	8,759
CMBS interest-only(7)	7,996		—	133	—	133
			$—	$8,892	$1,938,150	$1,947,042
Liabilities:
Repurchase agreements - short-term	$361,638		$—	$361,638	$—	$361,638
Unsecured Revolving Credit Facility	20,000		—	—	20,000	20,000
Mortgage loan financing	399,092		—	—	397,990	397,990
Senior unsecured notes	2,233,409		—	2,254,223	—	2,254,223
			$—	$2,615,861	$417,990	$3,033,851

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
(5)Balance does not include impact of allowance for current expected credit losses of $52.1 million at September 30, 2025.
(6)A lower of cost or market adjustment was recorded as of September 30, 2025.
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

The Company did not have any Level 3 financial instruments as of September 30, 2025 and December 31, 2024.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $1.0 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the Company’s net deferred tax assets (liabilities) were $(6.3) million and $(4.6) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(0.1) million and $0.5 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $1.7 million and $0.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2025, the Company had a deferred tax asset of $0.1 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused by December 31, 2025. As the realization of these assets are not more likely than not to be realized before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of September 30, 2025, the Company had $2.1 million of deferred tax assets related to the Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2025, the tax years 2021-2024 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. Two of the Company’s subsidiary entities are currently under audit in New York City for tax years 2014-2020 and 2022-2023, respectively. The Company does not expect these audits to result in any material changes to the Company’s financial position or performance. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of September 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefits. As of September 30, 2025, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

On July 4, 2025, H.R.1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. OBBBA permanently extends and modifies certain provisions of the Tax Cuts and Jobs Act of 2017, including the Internal Revenue Code Section 199A qualified business income deduction that allows certain investors to continue deducting 20% of their qualified REIT dividends. Additionally, OBBBA modifies the REIT asset test requirement with respect to TRSs, providing that not more than 25% (previously 20%) of the gross value of a REIT’s assets may be represented by securities of TRS subsidiaries (effective in 2026). The OBBBA legislation is not expected to have a material impact on our effective tax rate, deferred tax position, or results of operations in 2025.

15. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.

16. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2025, the Company had a $14.9 million lease liability and a $14.0 million right-of-use asset on its consolidated balance sheet recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company’s operating lease of office space. Right-of-use lease assets initially equal the lease liability. The Company recognized $0.9 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2025 are as follows ($ in thousands):

Period ending December 31,	Minimum Lease Payments
2025 (last three months)	$873
2026	2,597
2027	2,232
2028	2,306
2029	2,409
Thereafter	8,629
Total undiscounted cash flows	19,046
Present value discount (1)	(4,151)
Lease liabilities (2)	$14,895

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate, estimated at the time of lease commencement, for similar collateral, which was 6.59%. The average remaining lease term is 7.6 years.
(2)The Company has a five-year extension option on its corporate headquarters office at 320 Park Avenue, New York, New York, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of September 30, 2025, the Company’s off-balance sheet arrangements consisted of $76.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 52% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2024, the Company’s off-balance sheet arrangements consisted of $34.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of December 31, 2024, the Company had $10.0 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheet. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement. The payable within other liabilities at December 31, 2024 was paid during the nine months ended September 30, 2025.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended September 30, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$42,549	$28,272	$39	$908	$71,768
Interest expense	(766)	(4,267)	(6,334)	(32,611)	(43,978)
Net interest income (expense)	41,783	24,005	(6,295)	(31,703)	27,790
(Provision for) release of loan loss reserves	31	—	—	—	31
Net interest income (expense) after provision for (release of) loan reserves	41,814	24,005	(6,295)	(31,703)	27,821
Other income (loss)
Real estate operating income	—	—	26,666	—	26,666
Net result from mortgage loan receivables held for sale	(377)	—	—	—	(377)
Fee and other income	1,667	2,150	47	—	3,864
Net result from derivative transactions	—	—	(16)	37	21
Earnings (loss) from investment in unconsolidated ventures	—	—	(414)	—	(414)
Gain (loss) on extinguishment of debt	—	—	—	(106)	(106)
Total other income (loss)	1,290	2,150	26,283	(69)	29,654
Costs and expenses
Compensation and employee benefits	—	—	—	(11,552)	(11,552)
Operating expenses	—	—	—	(5,276)	(5,276)
Real estate operating expenses	—	—	(11,424)	—	(11,424)
Investment related expenses	(643)	(3)	(132)	(77)	(855)
Depreciation and amortization	—	—	(8,124)	(114)	(8,238)
Total costs and expenses	(643)	(3)	(19,680)	(17,019)	(37,345)
Income (loss) before taxes	42,461	26,152	308	(48,791)	20,130
Income tax (expense) benefit	—	—	—	(960)	(960)
Segment net income (loss)	$42,461	$26,152	$308	$(49,751)	$19,170

Total assets as of September 30, 2025	$1,896,423	$1,940,547	$724,000	$125,574	$4,686,544

Three months ended September 30, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$63,799	$11,727	$86	$20,480	$96,092
Interest expense	(21,718)	(4)	(7,945)	(28,009)	(57,676)
Net interest income (expense)	42,081	11,723	(7,859)	(7,529)	38,416
(Provision for) release of loan loss reserves	(3,063)	—	—	—	(3,063)
Net interest income (expense) after provision for (release of) loan reserves	39,018	11,723	(7,859)	(7,529)	35,353
Other income (loss)
Real estate operating income	—	—	25,294	—	25,294
Net result from mortgage loan receivables held for sale	1,143	—	—	(51)	1,092
Gain (loss) on real estate, net	—	—	315	—	315
Fee and other income	6,499	17	25	68	6,609
Net result from derivative transactions	(249)	—	(168)	(349)	(766)
Earnings (loss) from investment in unconsolidated ventures	—	—	(14)	—	(14)
Gain (loss) on extinguishment of debt	—	—	—	20	20
Total other income (loss)	7,393	17	25,452	(312)	32,550
Costs and expenses
Compensation and employee benefits	—	—	—	(14,407)	(14,407)
Operating expenses	—	—	—	(4,508)	(4,508)
Real estate operating expenses	—	—	(10,751)	—	(10,751)
Investment related expenses	(691)	(45)	(97)	(795)	(1,628)
Depreciation and amortization	—	—	(8,036)	(110)	(8,146)
Total costs and expenses	(691)	(45)	(18,884)	(19,820)	(39,440)
Income (loss) before taxes	45,720	11,695	(1,291)	(27,661)	28,463
Income tax (expense) benefit	—	—	—	(901)	(901)
Segment net income (loss)	$45,720	$11,695	$(1,291)	$(28,562)	$27,562

Total assets as of December 31, 2024	$1,565,897	$1,080,839	$690,726	$1,507,611	$4,845,073

Nine months ended September 30, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$112,780	$71,497	$238	$14,315	$198,829
Interest expense	(14,154)	(5,299)	(19,578)	(90,149)	(129,180)
Net interest income (expense)	98,626	66,198	(19,340)	(75,834)	69,649
(Provision for) release of loan loss reserves	154	—	—	—	154
Net interest income (expense) after provision for (release of) loan reserves	98,780	66,198	(19,340)	(75,834)	69,803
Other income (loss)
Real estate operating income	—	—	74,214	—	74,214
Net result from mortgage loan receivables held for sale	4,700	—	—	—	4,700
Gain (loss) on real estate, net	—	—	3,807	—	3,807
Fee and other income	7,147	4,740	65	—	11,952
Net result from derivative transactions	1,301	—	55	514	1,870
Earnings (loss) from investment in unconsolidated ventures	—	—	(1,434)	—	(1,434)
Gain (loss) on extinguishment of debt	—	—	—	151	151
Total other income (loss)	13,148	4,740	76,707	665	95,260
Costs and expenses
Compensation and employee benefits	—	—	—	(41,874)	(41,874)
Operating expenses	—	—	—	(14,559)	(14,559)
Real estate operating expenses	—	—	(30,456)	—	(30,456)
Investment related expenses	(1,376)	(170)	(324)	(1,017)	(2,887)
Depreciation and amortization	—	—	(23,286)	(331)	(23,617)
Total costs and expenses	(1,376)	(170)	(54,066)	(57,781)	(113,393)
Income (loss) before taxes	110,552	70,768	3,301	(132,950)	51,670
Income tax (expense) benefit	—	—	—	(3,836)	(3,836)
Segment net income (loss)	$110,552	$70,768	$3,301	$(136,786)	$47,834

Total assets as of September 30, 2025	$1,896,423	$1,940,547	$724,000	$125,574	$4,686,544

Nine months ended September 30, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$201,233	$27,670	$268	$51,349	$280,520
Interest expense	(77,159)	(61)	(24,567)	(68,860)	(170,647)
Net interest income (expense)	124,074	27,609	(24,299)	(17,511)	109,873
(Provision for) release of loan loss reserves	(13,886)	—	—	—	(13,886)
Net interest income (expense) after provision for (release of) loan reserves	110,188	27,609	(24,299)	(17,511)	95,987
Other income (loss)
Real estate operating income	—	—	75,314	—	75,314
Net result from mortgage loan receivables held for sale	3,308	—	—	(2,670)	638
Gain (loss) on real estate, net	—	—	12,858	—	12,858
Fee and other income	12,195	100	1,352	300	13,947
Net result from derivative transactions	185	80	38	3,568	3,871
Earnings (loss) from investment in unconsolidated ventures	—	—	(11)	—	(11)
Gain (loss) on extinguishment of debt	—	—	—	197	197
Total other income (loss)	15,688	180	89,551	1,395	106,814
Costs and expenses
Compensation and employee benefits	—	—	—	(48,917)	(48,917)
Operating expenses	—	—	—	(14,331)	(14,331)
Real estate operating expenses	—	—	(30,930)	—	(30,930)
Investment related expenses	(3,910)	(138)	(449)	(1,412)	(5,909)
Depreciation and amortization	—	—	(24,532)	(329)	(24,861)
Total costs and expenses	(3,910)	(138)	(55,911)	(64,989)	(124,948)
Income (loss) before taxes	121,966	27,651	9,341	(81,105)	77,853
Income tax (expense) benefit	—	—	—	(1,737)	(1,737)
Segment net income (loss)	$121,966	$27,651	$9,341	$(82,842)	$76,116

Total assets as of December 31, 2024	$1,565,897	$1,080,839	$690,726	$1,507,611	$4,845,073

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $18.5 million and $19.9 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s senior unsecured notes of $2.2 billion and $2.0 billion at September 30, 2025 and December 31, 2024, respectively.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $30.9 billion of commercial real estate loans from our inception in October 2008 through September 30, 2025. During this timeframe, we also acquired $15.6 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.2 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2025, we originated $17.0 billion of conduit loans, of which $16.9 billion were sold into 75 CMBS securitizations, making us, by volume, one of the largest non-bank contributors of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

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

Ladder was founded in October 2008 and we completed our initial public offering in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2025, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of September 30, 2025 ($ in thousands):

CRE
Equity
$960
19%
CRE
Loans
$1,949
40%
$4.9B
Investment Assets
& Cash
CRE
Securities
$1,941
40%
Cash & Cash
Equivalents
$49
1%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of September 30, 2025, we held a portfolio of 64 balance sheet first mortgage loans with an aggregate book value of $1.9 billion. Based on the loan balances and the “as-is” third-party Financial Institutions

Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.7% at September 30, 2025.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2025, we held a portfolio of 2 mezzanine loans with an aggregate book value of $7.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.2% at September 30, 2025.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $28.0 million at September 30, 2025.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of September 30, 2025, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of the loan was 58.9% at September 30, 2025.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of September 30, 2025, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.
Real Estate

Net Leased Commercial Real Estate Properties. As of September 30, 2025, we owned 149 single tenant net leased properties with an undepreciated book value of $592.2 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2025, our net leased properties comprised a total of 3.4 million square feet, 100% leased with an average age since construction of 21.1 years and a weighted average remaining lease term of 7.0 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended September 30, 2025, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of September 30, 2025, we owned 56 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $367.5 million. During the three months ended September 30, 2025, we collected 97% of rent on these properties.

The following charts summarize the composition of our real estate investments as of September 30, 2025 ($ in millions):

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

As of September 30, 2025, the estimated fair value of our portfolio of CMBS investments totaled $1.9 billion in 117 CUSIPs ($16.5 million average investment per CUSIP). Included in the $1.9 billion of CMBS securities are $8.9 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of September 30, 2025:
As of September 30, 2025, our CMBS investments had a weighted average duration of 2.8 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2025, by property count and market value, respectively, 59.0% and 63.6% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.9% and 11.6%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.5% to 5.7% by property count and 0.2% to 6.8% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of September 30, 2025, the carrying value of our unconsolidated ventures was $18.5 million.

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
•Unsecured revolving credit facilities
•CLO transactions
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

Senior Unsecured Notes

As of September 30, 2025, we had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture.

Due in large part to devoting such a large portion of our capital structure to equity and unsecured corporate bond debt, we maintain a $3.9 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of September 30, 2025.

Unsecured Revolving Credit Facilities

Our Unsecured Revolving Credit Facility is available on a revolving basis to finance our working capital needs and for general corporate purposes. On January 2, 2025, we increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Unsecured Revolving Credit Facility also allows us to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of September 30, 2025. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of September 30, 2025, we had $20.0 million outstanding borrowings on the Unsecured Revolving Credit Facility.

Effective May 27, 2025, the date on which we received investment grade ratings from Moody’s and Fitch, the Unsecured Revolving Credit Facility was automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries was terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) was released and discharged from all obligations as a guarantor and/or pledgor.

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of September 30, 2025.

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

As of September 30, 2025, we did not have any matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on our consolidated balance sheets.

Committed Loan Financing Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $856.0 million of credit capacity. As of September 30, 2025, we had no borrowings outstanding, with an additional $856.0 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

We are a party to master repurchase agreements with several counterparties to finance our investments in securities. As of September 30, 2025, the Company had $361.6 million of securities repurchase debt outstanding. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess collateral.

Mortgage Loan Financing

We typically finance our real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $401.7 million, net of unamortized premiums of $3.2 million as of September 30, 2025, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.5 million of premium amortization, which decreased interest expense for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we executed no new term debt agreements.

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indentures governing the Notes and our other debt agreements. Under the indenture for the 2030 Notes (the “2030 Indenture”), we may not incur certain types of indebtedness unless our leverage ratio (as defined in the 2030 Indenture) is less than or equal to 3.50:1.00 and our fixed charge coverage ratio is more than or equal to 1.25:1.00. We are also required to maintain unencumbered assets in excess of 120% of our aggregate unsecured indebtedness.

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

Further, certain of our financing arrangements and loans on our real property are secured by our assets, including the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to us, from making distributions on such subsidiary’s capital stock, from repaying to us any loans or advances to such subsidiary from us or from transferring any of such subsidiary’s property or other assets to us or other of our subsidiaries. In addition, we previously had a captive insurance company subsidiary subject to state regulations, which required regulatory approval for dividend distributions, limiting the Company’s ability to utilize cash held by our subsidiary. Effective January 31, 2025, the subsidiary was no longer licensed as a captive insurer and was no longer subject to state regulation.

We are in compliance with all covenants as described in this Quarterly Report as of September 30, 2025.

Results of Operations

A discussion regarding our results of operations for the three months ended September 30, 2025 compared to the three months ended June 30, 2025 is presented below.

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	September 30, 2025	June 30, 2025	Difference
Net interest income
Interest income	$71,768	$62,735	$9,033
Interest expense	43,978	41,205	2,773
Net interest income (expense)	27,790	21,530	6,260
Provision for (release of) loan loss reserves, net	(31)	(42)	11
Net interest income (expense) after provision for (release of) loan loss reserves	27,821	21,572	6,249
Other income (loss)
Real estate operating income	26,666	25,775	891
Net result from mortgage loan receivables held for sale	(377)	4,914	(5,291)
Fee and other income	3,864	2,803	1,061
Net result from derivative transactions	21	1,526	(1,505)
Earnings (loss) from investment in unconsolidated ventures	(414)	(288)	(126)
Gain on extinguishment of debt	(106)	1	(107)
Total other income (loss)	29,654	34,731	(5,077)
Costs and expenses
Compensation and employee benefits	11,552	11,561	(9)
Operating expenses	5,276	4,767	509
Real estate operating expenses	11,424	10,266	1,158
Investment related expenses	855	844	11
Depreciation and amortization	8,238	8,043	195
Total costs and expenses	37,345	35,481	1,864
Income (loss) before taxes	20,130	20,822	(692)
Income tax expense (benefit)	960	3,714	(2,754)
Net income (loss)	$19,170	$17,108	$2,062

Investment Overview

Activity for the three months ended September 30, 2025 included fundings of $476.1 million and paydowns of $128.9 million, which contributed to a $326.5 million increase of commercial mortgage loans. Activity for the three months ended September 30, 2025 included securities purchases of $391.8 million, amortization and paydowns of $164.3 million and sales of $257.4 million, which contributed to a net decrease in our securities portfolio of $25.9 million. The entire short-term U.S. Treasury securities portfolio, or $19.0 million, matured or was sold during the three months ended September 30, 2025.

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

Net Interest Income

The $9.0 million increase in interest income was primarily attributable to net originations within our loan portfolio and an increase in interest earned from CMBS securities due to purchases. There was a $0.1 billion increase in average securities investments from $1.8 billion for the three months ended June 30, 2025 to $1.9 billion for the three months ended September 30, 2025. There was a $0.2 billion increase in average loan investments from $1.7 billion for the three months ended June 30, 2025 to $1.9 billion for the three months ended September 30, 2025.

The $2.8 million increase in interest expense was primarily attributable to an increase in usage of our securities repurchase facilities and the issuance of our 2030 Notes, partially offset by the redemption of our 5.25% senior notes due 2025 and the redemption of LCCM 2021-FL3.

The increase in net interest income before provision for loan losses of $6.3 million is primarily driven by increased income on securities and loans, partially offset by a net increase in borrowings.

As of September 30, 2025 and June 30, 2025, the weighted average yield on our mortgage loan receivables was 8.1% and 8.9%, respectively. As of September 30, 2025, we did not have any borrowings against our mortgage loan receivables. As of June 30, 2025, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.5%. As of June 30, 2025, we had outstanding borrowings secured by our mortgage loan receivables equal to 4.0% of the carrying value of our mortgage loan receivables.

As of September 30, 2025 and June 30, 2025, the weighted average yield on our securities was 5.7% and 5.9%, respectively. As of September 30, 2025, the weighted average interest rate on borrowings against our securities was 4.7%. As of September 30, 2025, we had outstanding borrowings secured by our securities equal to 18.6% of the carrying value of our securities. As of June 30, 2025, we had outstanding borrowings secured by our securities equal to 15.0% of the carrying value of our securities.

Our real estate portfolio is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2025 and June 30, 2025, the weighted average interest rate on mortgage borrowings against our real estate was 6.2% and 6.1%, respectively. As of September 30, 2025, we had outstanding borrowings secured by our real estate equal to 56.9% of the carrying value of our real estate, compared to 61.1% as of June 30, 2025.

Real Estate Operating Income

The increase of $0.9 million in real estate operating income during the three months ended September 30, 2025 compared to the three months ended June 30, 2025 was primarily attributable to an increase in operations at our properties and the acquisition of real estate that occurred in April 2025, for which there was not a full quarter of operating income during the three months ended June 30, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended September 30, 2025, we did not sell any conduit loans and we recorded $(0.4) million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loan. During the three months ended June 30, 2025, we sold one conduit loan for a gain of $3.6 million and we recorded $1.3 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $1.1 million increase in fee and other income was primarily due to an increase in realized gains on securities for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025.

Net Result from Derivative Transactions

The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. Net result from derivative transactions of $21 thousand was comprised of a realized gain of $9 thousand and an unrealized gain of $12 thousand for the three months ended September 30, 2025. Net result from derivative transactions of $1.5 million was comprised of a realized gain of $1.7 million and an unrealized loss of $(0.2) million for the three months ended June 30, 2025. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain during the three months ended September 30, 2025 was primarily related to movement in interest rates during the three months ended September 30, 2025.

Operating Expenses

Operating expenses are primarily comprised of professional fees, and lease, technology and administrative expenses. The increase of $0.5 million during the three months ended September 30, 2025 compared to the three months ended June 30, 2025 was primarily related to an increase in professional fees and information technology expenses.

Real Estate Operating Expenses

The increase of $1.2 million in real estate operating expenses during the three months ended September 30, 2025 compared to the three months ended June 30, 2025 was primarily attributable to an increase in operations at our properties and the acquisition of real estate that occurred in April 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The decrease in expense during the three months ended September 30, 2025 compared to the three months ended June 30, 2025 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is presented below.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine Months Ended September 30,
	2025	2024	Difference
Net interest income
Interest income	$198,829	$280,520	$(81,691)
Interest expense	129,180	170,647	(41,467)
Net interest income (expense)	69,649	109,873	(40,224)
Provision for (release of) loan loss reserves, net	(154)	13,886	(14,040)
Net interest income (expense) after provision for (release of) loan loss reserves	69,803	95,987	(26,184)
Other income (loss)
Real estate operating income	74,214	75,314	(1,100)
Net result from mortgage loan receivables held for sale	4,700	638	4,062
Gain (loss) on real estate, net	3,807	12,858	(9,051)
Fee and other income	11,952	13,947	(1,995)
Net result from derivative transactions	1,870	3,871	(2,001)
Earnings (loss) from investment in unconsolidated ventures	(1,434)	(11)	(1,423)
Gain on extinguishment of debt	151	197	(46)
Total other income (loss)	95,260	106,814	(11,554)
Costs and expenses
Compensation and employee benefits	41,874	48,917	(7,043)
Operating expenses	14,559	14,331	228
Real estate operating expenses	30,456	30,930	(474)
Investment related expenses	2,887	5,909	(3,022)
Depreciation and amortization	23,617	24,861	(1,244)
Total costs and expenses	113,393	124,948	(11,555)
Income (loss) before taxes	51,670	77,853	(26,183)
Income tax expense (benefit)	3,836	1,737	2,099
Net income (loss)	$47,834	$76,116	$(28,282)

Investment Overview

Activity for the nine months ended September 30, 2025 included fundings of $952.1 million and paydowns of $502.2 million, which contributed to a $330.3 million increase in commercial mortgage loans. Activity for the nine months ended September 30, 2025 included securities purchases of $1.5 billion, $365.6 million of amortization and paydowns, and sales of $316.7 million, which contributed to a net increase in our securities portfolio of $859.7 million. In addition, we purchased $1.6 billion of short-term U.S. Treasury securities during the nine months ended September 30, 2025. The entire short-term U.S. Treasury securities portfolio, or $2.7 billion, matured or was sold during the nine months ended September 30, 2025.

Activity for the nine months ended September 30, 2024 included fundings of $71.8 million and paydowns of $1.1 billion, which contributed to a $1.1 billion decrease in commercial mortgage loans. Activity for the nine months ended September 30, 2024 included securities purchases of $583.2 million, sales of $10.6 million and $208.6 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $367.3 million. We acquired $48.8 million in real estate via foreclosure. In addition, we purchased $6.7 billion of short-term U.S. Treasury securities during the nine months ended September 30, 2024, of which $6.4 billion matured during the nine months ended September 30, 2024.

Net Interest Income

The $81.7 million decrease in interest income was primarily attributable to net payoffs within our loan portfolio, partially offset by an increase in interest earned on CMBS securities due to purchases. There was a $1.0 billion decrease in average loan investments from $2.7 billion for the nine months ended September 30, 2024 to $1.7 billion for the nine months ended September 30, 2025. There was a $1.2 billion increase in average securities investments from $0.5 billion for the nine months ended September 30, 2024 to $1.7 billion for the nine months ended September 30, 2025.

The $41.5 million decrease in interest expense is primarily related to lower outstanding balances on our securities and loan repurchase facilities, the payoff of our FHLB borrowings, redemption of all outstanding obligations of LCCM 2021-FL2 and LCCM 2021-FL3, as well as a reduction in expense as a result of redemptions of our Notes, partially offset by the issuance of our 2031 Notes.

As of September 30, 2025, the weighted average yield on our mortgage loan receivables was 8.1%, compared to 9.2% as of September 30, 2024. As of September 30, 2025, we did not have any borrowings against our mortgage loan receivables. As of September 30, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 7.0%. As of September 30, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 50.7% of the carrying value of our mortgage loan receivables.

As of September 30, 2025, the weighted average yield on our securities was 5.7%, compared to 6.8% as of September 30, 2024. As of September 30, 2025, the weighted average interest rate on borrowings against our securities was 4.7%. As of September 30, 2024, we did not have any borrowings against our securities. As of September 30, 2025, we had outstanding borrowings secured by our securities equal to 18.6% of the carrying value of our real estate securities.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2025, the weighted average interest rate on mortgage borrowings against our real estate assets was 6.2%, compared to 6.0% as of September 30, 2024. As of September 30, 2025, we had outstanding borrowings secured by our real estate equal to 56.9% of the carrying value of our real estate, compared to 72.4% as of September 30, 2024.

Provision for (release of) Loan Loss Reserves

The release of loan loss reserves for the nine months ended September 30, 2025 of $(0.2) million reflects continued uncertainty in macroeconomic market conditions affecting commercial real estate. For additional information, refer to Note 3, Mortgage Loan Receivables, in the consolidated financial statements.

The provision for loan loss reserves for the nine months ended September 30, 2024 was $13.9 million. The increase in provision associated with the general reserve during the nine months ended September 30, 2024 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The decrease of $1.1 million in real estate operating income was primarily attributable to real estate sales that occurred subsequent to December 31, 2023 through September 30, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the nine months ended September 30, 2025, we recorded $3.6 million of realized gains on the sale of one conduit loan and $1.1 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the nine months ended September 30, 2024, we recorded $0.6 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The decrease of $9.1 million of gain on real estate, net during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was the result of one property sale during the nine months ended September 30, 2025 compared to eight property sales during the nine months ended September 30, 2024. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $2.0 million decrease was primarily driven by lower payoffs during the nine months ended September 30, 2025, partially offset by an increase in realized and unrealized gains on securities as compared to the nine months ended September 30, 2024.

Net Result from Derivative Transactions

Net result from derivative transactions of $1.9 million was comprised of a realized gain of $2.0 million and an unrealized loss of $(0.1) million for the nine months ended September 30, 2025. Net result from derivative transactions of $3.9 million was comprised of a realized gain of $5.5 million and an unrealized loss of $1.6 million for the nine months ended September 30, 2024. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2025 was primarily related to changes in interest rates during the nine months ended September 30, 2025.

Loss from Investment in Unconsolidated Ventures

Loss from our investment in unconsolidated ventures totaled $1.4 million and $11.0 thousand for the nine months ended September 30, 2025 and 2024, respectively. The $1.4 million loss from investments in unconsolidated ventures is primarily attributable to a venture acquisition in June 2024.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $7.0 million in compensation expense is primarily due to a decrease in bonus compensation expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Real Estate Operating Expenses

The decrease of $0.5 million in real estate operating expenses was primarily attributable to real estate sales that occurred subsequent to December 31, 2023 through September 30, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The decrease during the nine months ended September 30, 2025 as compared to September 30, 2024 of $3.0 million was primarily attributable to a decrease in loan related expenses as a result of a smaller loan portfolio.

Depreciation and Amortization

The decrease of $1.2 million in depreciation and amortization was primarily attributable to real estate sales that occurred subsequent to December 31, 2023 through September 30, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense of $2.1 million during the nine months ended September 30, 2025 as compared to September 30, 2024 is primarily a result of changes in income generated by our TRSs.
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

Cash Flows

We held cash and cash equivalents of $49.4 million and restricted cash of $13.5 million as of September 30, 2025. We held cash and cash equivalents of $1.3 billion and restricted cash of $12.6 million as of December 31, 2024.

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$41,656	$194,042
Net cash provided by (used in) investing activities	(1,070,767)	733,670
Net cash provided by (used in) financing activities	(254,018)	(304,441)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,283,129)	$623,271

Nine months ended September 30, 2025

We experienced a net decrease in cash, cash equivalents and restricted cash of $(1.3) billion for the nine months ended September 30, 2025, reflecting cash provided by operating activities of $41.7 million, cash used in investing activities of $(1.1) billion and cash used in financing activities of $(254.0) million.

Net cash provided by operating activities of $41.7 million was primarily driven by net interest income and net operating income on our real estate portfolio.

Net cash used in investing activities of $(1.1) billion was driven by $(1.5) billion in purchases of securities and $(888.7) million of origination of mortgage loans held for investment, partially offset by $604.1 million of repayment from mortgage loan receivables, $364.8 million in repayments on securities, $316.7 million of proceeds from sale of securities and $13.1 million in proceeds from sale of real estate.

Net cash used in financing activities of $(254.0) million was primarily as a result of net repayments of borrowings of $(135.1) million, $(88.6) million of dividend payments, $(8.7) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(10.5) million purchase of treasury stock, and $(11.1) million in deferred financing cost.

Nine months ended September 30, 2024

We experienced a net increase in cash, cash equivalents and restricted cash of $623.3 million for the nine months ended September 30, 2024, reflecting cash provided by operating activities of $194.0 million, cash provided by investing activities of $733.7 million and cash used in financing activities of $(304.4) million.

Net cash provided by operating activities of $194.0 million was primarily driven by net interest income and net increases in operating income on our real estate portfolio and related to the timing of purchases of $79.7 million of U.S. Treasury securities purchased and not yet settled on the consolidated balance sheet.

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
Unencumbered Assets

As of September 30, 2025, we held unencumbered cash and cash equivalents of $49.4 million, unencumbered loans of $1.9 billion, unencumbered securities of $1.5 billion, unencumbered real estate of $308.5 million and $81.1 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2024, we held unencumbered cash and cash equivalents of $1.3 billion, unencumbered loans of $689.7 million, unencumbered securities of $1.1 billion, unencumbered real estate of $213.4 million and $409.1 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2025 are set forth in the table below ($ in thousands):

September 30, 2025
Loan repurchase facilities	$—
Uncommitted securities repurchase facilities	361,638
Total repurchase facilities	361,638
Unsecured Revolving credit facility	20,000
Mortgage debt(1)	401,656
Senior unsecured notes(2)	2,213,938
Total debt obligations, net	$2,997,232

(1)Presented net of unamortized debt issuance costs of $0.7 million and net of premiums of $3.2 million as of September 30, 2025.
(2)Presented net of unamortized debt issuance costs of $19.5 million as of September 30, 2025.

The Company’s repurchase agreements include financial covenants, including minimum net worth requirements, minimum liquidity levels, maximum leverage ratios and minimum fixed charge or interest coverage ratios. We were in compliance with all covenants as of September 30, 2025 and December 31, 2024. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.
Senior Unsecured Notes

As of September 30, 2025, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”).

As of December 31, 2024, the Company had $2.0 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $295.7 million in aggregate principal amount of the 5.25% senior notes due 2025 (the “2025 Notes”), $611.9 million in aggregate principal amount of the 2027 Notes, $633.9 million in aggregate principal amount of the 2029 Notes and $500.0 million in aggregate principal amount of the 2031 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company guarantees the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of September 30, 2025 and 2024. The Notes are presented net of unamortized debt issuance costs of $19.5 million and $16.5 million as of September 30, 2025 and December 31, 2024, respectively.
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

During the nine months ended September 30, 2025, the Company fully redeemed the 2025 Notes and repurchased $12.4 million of the 2027 Notes recognizing a loss on extinguishment of debt of $99 thousand and gain on bond repurchase of $250 thousand, respectively.
Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Unsecured Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion subject to certain customary conditions. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of September 30, 2025. The margin for borrowings is subject to adjustment based on the Company’s credit rating and may range between 77.5 and 170 basis points. As of September 30, 2025, the Company had $20.0 million outstanding borrowings on the Unsecured Revolving Credit Facility.

Effective May 27, 2025, the date on which the Company received investment grade ratings from Moody’s and Fitch, the Unsecured Revolving Credit Facility was automatically amended, the pledge of the shares of (or other ownership or equity interest in) certain subsidiaries was terminated, and each guarantor (other than Ladder Capital Corp and any subsidiary that is a trigger guarantor) was released and discharged from all obligations as a guarantor and/or pledgor.

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of September 30, 2025.

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

As of September 30, 2025, the Company did not have any matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

As of December 31, 2024, the Company had $601.4 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.1 million were included in CLO debt as of December 31, 2024.

Committed Loan Financing Facilities

The Company is a party to multiple committed loan repurchase agreement facilities, totaling $856.0 million of credit capacity as of September 30, 2025. As of September 30, 2025, the Company had no borrowings outstanding, with an additional $856.0 million of committed financing available. As of December 31, 2024, the Company had $62.7 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

The Company is a party to master repurchase agreements with several counterparties to finance its investments in securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, the Company has the right to call back excess collateral. As of September 30, 2025, the Company had $361.6 million of securities repurchase debt outstanding.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $401.7 million and $446.4 million, net of unamortized premiums of $3.2 million and $3.7 million as of September 30, 2025 and December 31, 2024, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.5 million of premium amortization, which decreased interest expense for each of the nine months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025, the Company executed no new term debt agreements. During the nine months ended September 30, 2024, the Company executed 16 new term debt agreements to finance properties in its real estate portfolio with a carrying amount of $81.9 million.
Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2025, the Company has a remaining amount available for repurchase of $91.5 million, which represents 6.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.91 per share on such date. Refer to Note 9, Equity, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2025 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Additional authorizations (2)		33,201
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
April 1, 2025 - April 30, 2025	—	—
May 1, 2025 - May 31, 2025	401,396	(4,151)
June 1, 2025 - June 30, 2025	234,094	(2,456)
July 1, 2025 - July 31, 2025	36,371	(397)
August 1, 2025 - August 31, 2025	43,020	(471)
September 1, 2025 - September 30, 2025	91,321	(1,017)
Authorizations remaining as of September 30, 2025		$91,508

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

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $604.1 million for the nine months ended September 30, 2025 and $1.1 billion for the nine months ended September 30, 2024. Repayment of real estate securities provided net cash of $364.8 million for the nine months ended September 30, 2025, and $208.4 million for the nine months ended September 30, 2024.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $66.8 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2025. There were $82.5 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2024.

Proceeds from the Sale of Securities

We sell our investments in CMBS, including CRE CLOs, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $316.7 million for the nine months ended September 30, 2025, and $10.6 million for the nine months ended September 30, 2024.

Proceeds from the Sale of Real Estate

There were $13.1 million of proceeds from sales of real estate, net of closing costs for the nine months ended September 30, 2025. There were $57.6 million of proceeds from sales of real estate, net of closing costs for the nine months ended September 30, 2024.

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

Contractual Obligations

Contractual obligations as of September 30, 2025 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$391,344	$240,477	$45,562	$83,347	$760,730
Unsecured revolving credit facility	—	—	20,000	—	20,000
Senior unsecured notes (2)	—	599,490	1,133,919	500,000	2,233,409
Interest payable (3)	129,923	198,836	139,532	45,382	513,673
Other funding obligations (4)	6,769	30,057	—	—	36,826
Operating lease obligations	2,695	4,501	4,818	7,032	19,046
Total	$530,731	$1,073,361	$1,343,831	$635,761	$3,583,684

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
(2)During the nine months ended September 30, 2025, we fully redeemed the 2025 Notes.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2025 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2025. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $39.4 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Future Liquidity Needs

In addition to the future contractual obligations above, the Company, in the coming year and beyond, as a part of its normal course of business will require cash to fund unfunded loan commitments and new investments in a combination of balance sheet mortgage loans, conduit loans, real estate investments and securities as it deems appropriate as well as necessary expenses as a part of general corporate purposes. These new investments and general corporate expenses may be funded with existing cash, proceeds from loan and securities payoffs, through financing using our Unsecured Revolving Credit Facility or loan and security financing facilities, or through additional debt or equity raises. The Company has no known material cash requirements other than its contractual obligations in the above table, unfunded commitments and future general corporate expenses.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of September 30, 2025, our off-balance sheet arrangements consisted of $76.0 million of unfunded commitments of mortgage loan receivables held for investment. 52% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2024, our off-balance sheet arrangements consisted of $34.6 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.
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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The provision for (release of) loan loss reserves for the three months ended September 30, 2025 and September 30, 2024 was $(31.0) thousand and $3.1 million, respectively, and $(0.2) million and $13.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The allowance for loan losses at September 30, 2025 and December 31, 2024 was $52.7 million and $52.8 million, respectively. The allowance includes $0.5 million of reserves for unfunded commitments at both September 30, 2025 and December 31, 2024. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of September 30, 2025 and December 31, 2024, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of September 30, 2025 or December 31, 2024. We did not record any impairments of real estate for the nine months ended September 30, 2025 or September 30, 2024.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	September 30,	June 30,
	2025	2025
Income (loss) before taxes	$20,130	$20,822
Net (income) loss attributable to noncontrolling interests in consolidated ventures	19	220
Our share of real estate depreciation, amortization and real estate sale adjustments (1)	8,098	7,755
Adjustments for derivative results and loan sale activity (2)	614	(724)
Unrealized (gain) loss on securities	176	(102)
Adjustment for impairment	(31)	(42)
Non-cash stock-based compensation	3,049	2,996
Distributable earnings	$32,055	$30,925

(1)
The following is an unaudited reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Three Months Ended
		September 30,	June 30,
		2025	2025
	Total GAAP depreciation and amortization	$8,238	$8,043
	Depreciation and amortization related to non-rental property fixed assets	(114)	(109)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(120)	(121)
	Our share of operating lease income from above/below market lease intangible amortization	(320)	(346)
	Our share of real estate depreciation and amortization	7,684	7,467
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	414	288
	Our share of real estate depreciation, amortization and real estate sale adjustments	$8,098	$7,755

(2)
The following is an unaudited reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):

		Three Months Ended
		September 30,	June 30,
		2025	2025
	GAAP net results from derivative transactions	$(21)	$(1,526)
	Realized results of loan sales, net (a)	—	1,504
	Unrealized lower of cost or market adjustments related to loans held for sale	377	(1,287)
	Amortization of (premium)/discount on mortgage loan financing included in interest expense	(163)	(152)
	Recognized derivative results	421	737
	Adjustments for derivative results and loan sale activity	$614	$(724)

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2025 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on September 30, 2025, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(28,901)	$(27)
Increase by 1.00%	30,873	230

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company’s investments or determine their fair values. As a result, the Company may be unable to sell its investments, or only be able to sell its investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to the Company. In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets. A decrease in the market value of the Company’s assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so. The Company’s subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”), was previously a captive insurance company subject to state regulations, which required regulatory approval for dividend distributions, limiting the Company's ability to utilize cash held by Tuebor. Effective January 31, 2025, Tuebor was no longer licensed as a captive insurer and was no longer subject to state regulation.

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 67.6% as of September 30, 2025 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of September 30, 2025.

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

Regulatory Risk

Effective January 31, 2025, the Company’s subsidiary, Tuebor, was no longer licensed as a captive insurer and was no longer subject to state regulation.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the three months ended September 30, 2025 to the risk factors in Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended September 30, 2025 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	36,371	$10.91	36,371	$92,996
August 1, 2025 - August 31, 2025	43,020	10.95	43,020	92,525
September 1, 2025 - September 30, 2025	91,321	11.14	91,321	91,508
Total	170,712	$11.04	170,712	$91,508

(1)On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Amendment No. 1 to Credit and Guaranty Agreement, dated as of September 15, 2025, by and among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, Ladder Capital Corp, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

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

LADDER CAPITAL CORP
(Registrant)

Date: October 24, 2025	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: October 24, 2025	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer