Form 10-K
period 2025-12-31
Ladder Capital Corp
filed 2026-02-09
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,206,473,100 as of June 30, 2025, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $10.75 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2026
Class A common stock, $0.001 par value	127,233,559
Class B common stock, $0.001 par value	—

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

2

LADDER CAPITAL CORP

FORM 10-K
December 31, 2025

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
•actions by the U.S. administration and Congress, including recurring risks of government shutdowns and debt ceiling standoffs, that have contributed to increased policy uncertainty, impacting the regulatory landscape, capital markets, and consumer confidence;
•labor shortages, supply chain imbalances, inflation, and the potential for a global economic recession or further downgrades to the credit ratings of the U.S.;
•geopolitical uncertainty, including the broader impacts of the conflicts between Russia and Ukraine and in the Middle East, and other regional conflicts or military interventions, such as between the U.S. and Venezuela, as well as global tensions such as those between the U.S. and China;
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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $31.3 billion of commercial real estate loans from our inception in October 2008 through December 31, 2025. During this timeframe, we also acquired $16.0 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.2 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2025, we originated $17.0 billion of conduit loans, of which $16.9 billion were sold into 75 CMBS securitizations, making us, by volume, one of the largest non-bank contributors of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

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

Ladder was founded in October 2008 and we completed our initial public offering in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2025, our management team and directors held interests in our Company comprising over 11% of our total equity. On average, our management team members have over 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of December 31, 2025 ($ in thousands):

$5.3B
Investment Assets
& Cash
CRE
Equity
$966
18%
CRE
Securities
$2,088
39%
CRE
Loans
$2,245
42%
Cash & Cash
Equivalents
$38
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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of December 31, 2025, we held a portfolio of 73 balance sheet first mortgage loans with an aggregate book value of $2.2 billion. Based on the loan balances and the “as-is” third-party Financial Institutions

Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.8% at December 31, 2025.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2025, we held a portfolio of 2 mezzanine loans with an aggregate book value of $7.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.2% at December 31, 2025.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $28.0 million at December 31, 2025.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of December 31, 2025, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of the loan was 58.9% at December 31, 2025.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of December 31, 2025, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.
Real Estate

Net Leased Commercial Real Estate Properties. As of December 31, 2025, we owned 149 single tenant net leased properties with an undepreciated book value of $596.2 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2025, our net leased properties comprised a total of 3.4 million square feet, 100% leased with an average age since construction of 21.2 years and a weighted average remaining lease term of 6.7 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the year ended December 31, 2025, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of December 31, 2025, we owned 56 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $370.0 million. During the year ended December 31, 2025, we collected 98% of rent on these properties.

The following charts summarize the composition of our real estate investments as of December 31, 2025 ($ in millions):

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

As of December 31, 2025, the estimated fair value of our portfolio of CMBS investments totaled $2.1 billion in 115 CUSIPs ($18.0 million average investment per CUSIP). Included in the $2.1 billion of CMBS securities are $8.8 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 98.6% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of December 31, 2025:
As of December 31, 2025, our CMBS investments had a weighted average duration of 3.0 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2025, by property count and market value, respectively, 58.6% and 63.9% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.4% and 11.2%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.5% to 6.5% by property count and 0.2% to 6.9% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of December 31, 2025, the carrying value of our unconsolidated ventures was $44.5 million.

United States Treasury Securities. From time to time, we invest in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheet. As of December 31, 2025, we did not hold any U.S. Treasury securities and as of December 31, 2024, we held $1.1 billion of U.S. Treasury securities classified as cash and cash equivalents on our consolidated balance sheet.

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
•Loan sales and securitizations
•Unencumbered assets available for financing
•CLO transactions
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

Senior Unsecured Notes

As of December 31, 2025, we had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture.

Due in large part to devoting such a large portion of our capital structure to equity and unsecured corporate bond debt, we maintain a $4.1 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of December 31, 2025.

Unsecured Revolving Credit Facilities

Our Unsecured Revolving Credit Facility is available on a revolving basis to finance our working capital needs and for general corporate purposes. On January 2, 2025, we increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Unsecured Revolving Credit Facility also allows us to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion, subject to certain customary conditions. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of December 31, 2025. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of December 31, 2025, we had $280.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of December 31, 2025.

Committed Loan Financing Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $656.0 million of credit capacity. As of December 31, 2025, we had no borrowings outstanding. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

We have the option to extend some of our existing facilities subject to a number of customary conditions. The lenders have sole discretion to include collateral in these facilities and to determine the market value of the collateral. In certain cases, the lenders may require additional collateral, a full or partial repayment of the facilities (margin call), or a reduction in undrawn availability under the facilities. Typically, the lender establishes a maximum percentage of the collateral asset’s market value that can be borrowed. We often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Securities Repurchase Financing

We are a party to master repurchase agreements with several counterparties to finance our investments in securities. As of December 31, 2025, the Company had $627.0 million of securities repurchase debt outstanding. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess collateral.

Mortgage Loan Financing

We typically finance our real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $388.2 million, net of unamortized premiums of $3.1 million as of December 31, 2025, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.7 million of premium amortization, which decreased interest expense for the year ended December 31, 2025. During the year ended December 31, 2025, we modified and extended one term debt agreement financing a property in our real estate portfolio.

Collateralized Loan Obligations (“CLO”) Debt

As of December 31, 2025, we did not have any matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on our consolidated balance sheets.

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

We were in compliance in all material respects with the covenants under our financing arrangements as described in this Annual Report as of December 31, 2025.

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

Regulation as an Investment Adviser

Effective as of July 16, 2021, Ladder Capital Asset Management LLC (“LCAM”) is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and during the year provided investment advisory services solely to Ladder-sponsored collateralized loan obligation trusts (“CLO Issuers”). As of June 30, 2025, LCAM redeemed both CLO Trusts. As a result of these redemptions, LCAM no longer has any advisory clients or regulatory assets under management. LCAM is eligible to retain its SEC registration status until June 30, 2026, while it assesses future investment advisory services..

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2025, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the Securities and Exchange Commission (“SEC”) or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2025, we employed 60 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Human Capital Management and Corporate Culture

Ladder is a dynamic company that is distinguished by the talent and dedication of our team. We are committed to building and developing a highly engaged workforce that works collaboratively to advance the Company’s goals. Our “tone at the top” promotes a culture of transparency, accountability, and ethical behavior. As a firm with just 60 employees as of December 31, 2025, Ladder’s flat management structure and open-door policy provide all employees with daily access to our senior management. The board of directors maintains oversight of human capital management and corporate culture and gains insight at regular board and committee meetings about specific Company human resources initiatives, including talent engagement, attraction, and retention.

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

We seek to promote from within, developing a deep bench of experienced professionals ready to grow into more senior roles. We reimburse employees for professional licenses, memberships, and subscriptions, as well as training programs, conferences, and classes. Employees are encouraged to participate in cross-functional team projects to develop comprehensive business knowledge. Our “Ladder Climbers” program fosters leadership skills among junior staff through after-work activities, on-site learning, and informational sessions.

We periodically use employee experience surveys to solicit feedback on topics such as job satisfaction and employee activities. We use the information from these surveys to guide management engagement, decision-making, and strategy.

Health, Safety and Wellness

The Company offers comprehensive healthcare benefits, paid time off, and a business continuity plan that places our employees’ health and safety at its core. Our benefits program includes, among other programs, mental health, fertility services, and family leave. We also support our employees’ wellness through an on-site fitness center and aim to create an environment that provides for work-life balance.

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
Summary of Principal Risk Factors
Our business is subject to change, risks, and uncertainties, as described herein. The risks factors that the Company considers material include, but are not limited to, the following:

Risks Related to Our Operations
•Our success depends upon hiring and retaining qualified personnel and maintaining strategic business alliances.
•The allocation of capital among our business segments varies, which may adversely affect our financial performance.
•We operate using financial models and according to proprietary underwriting criteria in a highly competitive market for lending and other investment opportunities, which may limit our ability to originate or acquire desirable loans and other investments in our target assets and/or our ability to finance and yield a certain return on our investments.

Market Risks Related to Our Investments
•We cannot predict how government policies, Federal Reserve actions, or changes in the political environment will affect our business and the markets in which we operate.
•We have a concentration of investments in the real estate sector, and may have further concentrations in certain property types, locations, tenants and borrowers, which increases our exposure to the risks of certain economic downturns, and the value of which may be adversely affected by many factors beyond our control, including dislocations, illiquidity and market and sector volatility, shifts in commercial real estate demand patterns, fluctuations in prevailing interest rates and credit spreads, prepayment rates on mortgage loans, geopolitical uncertainty, and other events or trends that may cause unanticipated and uninsured performance declines or losses.

Risks Related to Our Portfolio
•The repayment of mortgage loans are limited by factors such as: federal, state and local laws, including bankruptcy, insolvency and other debtor and tenant relief laws; their non-recourse and potentially illiquid nature; our evaluation of the creditworthiness of borrowers and the underlying properties, including environmental issues and a property’s income potential; our ability to manage credit risk and modify or restructure non-performing loans; the sufficiency of reserves; subordination; the lack of full control as a participant or co-lender; and insurance coverage.
•Properties acquired through foreclosure, transitional loans, mezzanine loans, B-Notes and other subordinate positions, participations and preferred equity are more illiquid and involve a greater risk of loss.
•Provisions for loan losses are difficult to estimate. Our reserves for loan losses may prove inadequate.
•Inflation has and may continue to stress property performance and value and thus mortgage loan performance.

•Our participation in the market for mortgage loan securitizations exposes us to risks that could result in losses to us and our access to the CMBS securitization market, and the timing of our securitization activities and real estate sales causes our quarterly financial results to fluctuate.
•We are subject to risks associated with unfunded conditional loan commitments.
•Mortgages on facilities that are subject to ground leases risk the collateral reverting to the ground lessor unexpectedly during the term of the loan due to such borrower’s default under, and the resulting termination of, the ground lease.
•The expense of operating and owning real property, including net leased real estate assets, impacts our cash flow and our investments in net leased properties could be adversely affected by our reliance on the net leased tenants.
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
•Any credit ratings assigned to the debt securities we issue or our investments could be downgraded.
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

Risks Related to Regulatory and Compliance Matters
•If our registered investment adviser subsidiary is unable to meet SEC requirements or comply with certain federal and state securities laws and regulations, it will face termination of its registration, fines or other disciplinary action.
•Certain of our entities have and may in the future make loans to other of our entities on other-than-arms’-length terms.
•Our exemption from registration under the Investment Company Act imposes significant limits on our operations.
•The evolving and often conflicting political and regulatory landscape surrounding sustainability and climate change creates significant uncertainty and compliance challenges.

Risks Related to Hedging
•We may choose to hedge our risks or not, and both choices could expose us to potential losses.
•Hedging transactions may be subject to clearing and/or margin requirements and not have a liquid secondary market.

Risks Related to Our Class A Common Stock
•The price and trading volume of our Class A common stock can be volatile, which has and could in the future result in shareholder losses.
•Our charter contains REIT-related restrictions on the ownership of, and ability to, transfer our Class A common stock.
•Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Risks Related to Our Taxation as a REIT
•If we fail to qualify as a REIT, we will incur substantial tax liability. As a REIT, we and our investors may still face other tax liabilities.
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
•Our business may be adversely affected by reputational harm to us or the counterparties with whom we associate. Failure to maintain effective internal controls and the complexity of accounting and tax rules, characterized by significant judgment and assumptions, could materially affect the accuracy and timeliness of our financial statements.

•Cybersecurity threats, security breaches, and our use of artificial intelligence technologies could cause significant business disruption, compromise sensitive information, produce inaccurate or biased results, damage our reputation, and subject us to regulatory scrutiny and legal liability.
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
Risks Related to Our Operations
The allocation of capital among our business segments varies, which may adversely affect our financial performance and liquidity.
In executing our business plan, we regularly consider the allocation of capital to our various commercial real estate business segments, including: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. The allocation of capital among such business segments varies due to market conditions, the expected relative return on equity of each activity, the judgment of our management team, the demand in the marketplace for commercial real estate loans and securities and the availability of specific investment opportunities, including shifts in capital allocation in response to sector-specific performance variations and to changes in interest rates. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our business segments or fail to optimize our investment and capital raising opportunities, our liquidity and financial performance may be adversely affected.

Our success depends upon hiring and retaining qualified personnel, including senior management and loan originators, and the loss of key personnel could materially harm our business.
Our success depends heavily on our senior management team, who drive strategy and execution across all three of our business segments: loan originations, securities investments, and real estate investments. The loss of one or more of these key personnel could severely disrupt our operations and adversely affect our ability to execute our investment strategy. There is significant competition for talent in commercial real estate finance and investment management, and we may be unable to identify and attract suitable replacements in a timely manner if key personnel depart.

We also depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, at a reasonable cost or at all, our business could be materially and adversely affected. We also depend on our network of loan brokers, who generate a significant portion of our loan originations. While we strive to cultivate long-standing relationships that generate repeat business for us, brokers are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our brokers and actively compete with us in bidding on loans shopped by these brokers. We also cannot guarantee that we will be able to maintain or develop new relationships with additional brokers.

We may not be able to maintain our strategic business alliances.
We often rely on other third-party companies for assistance in origination, warehousing, distribution, servicing, securitization and other finance-related and loan-related activities. Our achievement of investment grade status has expanded our capital markets relationships to include a broader range of bank counterparties and institutional investors. The strength and stability of these relationships are critical to our ability to access financing on favorable terms and execute our business strategy. There can be no assurance that any of these strategic partners will continue their relationships with us in the future. Our ability to influence our partners may be limited and non-alignment of interests on various strategic decisions may adversely impact our business. Furthermore, strategic alliance partners may: (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations, which may affect our financial conditions or results of operations.

We operate using financial models and according to proprietary underwriting criteria in a highly competitive market for lending and other investment opportunities, which may limit our ability to originate or acquire desirable loans and other investments in our target assets and/or our ability to finance and yield a certain return on our investments.
To evaluate our target assets, our management team uses financial models and underwriting criteria, the effectiveness of which cannot be guaranteed. Our profitability depends, in large part, on our ability to originate loans or acquire target assets at attractive prices that, in our judgment, meet our criteria according to the results of our modeling. However, we operate in a highly competitive market for lending and other investment opportunities. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Unlike Ladder, certain of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from registration under the Investment Company Act. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Under our credit facilities, the lenders have the right to review the assets which we are seeking to finance and approve the purchase and financing of such assets in their sole discretion. Our underwriting criteria and lender approvals may restrict us from being able to compete with others for commercial mortgage loan origination and acquisition opportunities and these criteria may be stricter than those employed by our competitors. In addition, these underwriting criteria and approvals impose conditions and limitations on our ability to originate certain of our target assets, including, in particular, restrictions on our ability to originate junior mortgage loans, mezzanine loans and preferred equity investments. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns.
Market Risks Related to Our Investments
We cannot predict how government policies, Federal Reserve actions, or changes in the political environment will affect our business and the markets in which we operate.
Monetary policy responses to inflation have created significant volatility in financial and mortgage markets, particularly when rapid interest rate increases led to reduced commercial real estate transaction volumes and increased economic distress for property owners. This volatility made real estate transactions more challenging for potential borrowers, directly affecting our commercial real estate financing opportunities.

The change in administration has introduced additional uncertainty regarding federal, state, and local legislation, regulation, and policy direction. This uncertainty extends to interest rates, tariffs, inflation, foreign exchange rates, trade policy, and fiscal and monetary policy, creating difficult-to-quantify macroeconomic and geopolitical risks. Inflation has also increased our operating costs, and new legislative, regulatory, or policy changes could significantly impact our business and the markets in which we operate. Changes in federal policy, including tax policies and regulatory oversight of financial services, occur through policy and personnel changes following elections. We cannot predict the ultimate impact of these changes on our business, investments, or the real estate industry generally, and prolonged uncertainty could adversely affect our investment objectives and operating environment.

Federal fiscal challenges pose additional risks. Extended government shutdowns, failure to raise the debt ceiling, or other budgetary decisions limiting federal spending may negatively impact economic conditions and capital markets liquidity. Credit rating downgrades of the U.S. government—such as Fitch's 2023 downgrade from "AAA" to "AA+" and Moody's shift to a "negative" outlook—reflect concerns about federal debt levels and governance. Further downgrades or the possibility of a U.S. debt default could create broader financial turmoil, increase borrowing costs, reduce credit availability, and negatively impact our portfolio asset values, net income, liquidity, and ability to finance assets on favorable terms.

We have a concentration of investments in the real estate sector and may have further concentrations from time to time in certain property types, locations, tenants and borrowers, which increases our exposure to the risks of certain economic downturns.
We and our borrowers operate in the commercial real estate sector. Such concentration in one economic sector increases the volatility of our returns and exposes us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens and/or the interest rates at which loans can be profitably made increases. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the related loan. Any sustained period of increased payment delinquencies, forbearance, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business. Additionally, market volatility can create compounding negative effects across our three business segments simultaneously. Distress in commercial real estate lending markets may cause borrower defaults, reduce the value of our loan portfolio, decrease the market value of our securities investments, and reduce the value of our owned real estate assets.

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

The value of our investments can be adversely affected by many factors that are beyond our control, including dislocations, illiquidity and volatility in the market for commercial real estate, commercial real estate finance and the broader financial markets.
Income from, and the value of, our investments can be adversely affected by many factors that are beyond our control, including, but not limited to:

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
•geopolitical uncertainty, including international conflicts, trade disputes, political instability, and tensions involving the U.S. or its allies; and
•acts of God such as hurricanes, earthquakes, droughts, wildfires and other natural disasters, pandemics or outbreaks of infectious disease, acts of war or terrorism, civil unrest, and other events or trends that may cause unanticipated and uninsured performance declines or losses to us or the owners and operators of the real estate securing our investments.

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

Technology, e-commerce, and remote work have fundamentally changed commercial real estate demand patterns, and these shifts may have an adverse impact on the value of certain of our debt and equity investments.
The retail sector has evolved beyond traditional brick-and-mortar models, with consumer preferences shifting toward experiential retail, necessity-based retail, and service-oriented offerings. Grocery-anchored and service-oriented retail centers have demonstrated resilience, as consumers continue to value convenience and in-person services for essential needs. However, continued shifts in consumer behavior could cause certain tenants to reduce their physical footprint or experience financial stress, which could negatively impact our investments in those properties.

Hybrid work has become standard practice rather than an emerging trend, fundamentally altering demand for office space. As a direct result, the office sector faces structural challenges, including lower utilization rates and reduced space requirements per employee as companies adopt flexible work policies. Class B and Class C office properties, particularly those in secondary markets or those lacking modern amenities, face heightened pressure from these trends, while Class A office properties in strong primary markets with superior amenities and access to transportation have remained more competitive. These dynamics have led to increased vacancy rates in certain office submarkets and downward pressure on rents, particularly for older buildings with fewer amenities. Continued deterioration in office fundamentals, particularly in secondary markets, could negatively impact the value of our debt and equity investments in office properties and increase the risk of loan defaults or impairments.

The hospitality sector has experienced significant shifts in both leisure and business travel patterns. While leisure travel has rebounded strongly and business travel has substantially recovered from pandemic lows, the composition and patterns of business travel have shifted as companies continue to utilize virtual meeting technologies. Additionally, alternative lodging platforms have increased the supply of available accommodations in many markets, creating competitive pressure on traditional hotels. These changes in travel patterns and increased competition could negatively impact occupancy rates, average daily rates, and overall performance of hotel properties underlying our debt and equity investments.

These secular trends could continue to negatively impact certain property types in our portfolio, particularly office properties in secondary markets. These properties could also be adversely affected by shifting consumer behavior, economic downturns, tenant bankruptcies, increased competition, or other factors that could result in reduced occupancy, lower rental rates, and declining property values.

Our earnings may decrease because of fluctuations in prevailing interest rates and credit spreads and associated borrowing costs.
The U.S. Federal Reserve reduced its benchmark interest rates multiple times during 2024 and 2025 following the rapid rate increases of 2022 and 2023. Interest rates may continue to decline or may reverse direction depending on economic conditions, inflation trends, and Federal Reserve policy decisions. We remain exposed to rate-related risks given that we originate both fixed and floating rate loans and maintain both fixed and floating rate liabilities. Our primary interest rate exposures relate to the yield on our floating rate assets, the financing cost of our floating rate debt, and the Treasury futures that we utilize for hedging purposes. Interest rates are highly sensitive to many factors beyond our control, including governmental monetary and tax policies and domestic and international economic and political considerations. Increased interest rates increase the credit risk of our assets by negatively impacting our borrowers’ ability to pay debt service on floating rate loans or our ability to refinance assets upon maturity, negatively impact the value of real estate supporting our investments through higher property valuation capitalization rates, and may cause assets originated prior to rate increases to experience fair value declines or provide yields below prevailing market rates. Conversely, decreased interest rates can compress our net interest margins by reducing yields on floating rate assets and may accelerate loan prepayments requiring capital redeployment; however, declining rates also reduce our floating rate borrowing costs, improve borrower credit quality by reducing debt service burdens, and can increase property values through lower capitalization rates. The net effect of interest rate changes on our business depends on the timing and magnitude of such changes, the composition of our loan and securities portfolio, the relative mix of fixed and floating rate assets and liabilities, and the effectiveness of our hedging strategies.

In addition to benchmark interest rate risk, changes in credit spreads materially affect our business. Credit spreads represent the premium above benchmark rates that lenders and investors demand for assuming credit risk. Widening credit spreads increase our borrowing costs on secured financing facilities, warehouse lines, and impact when we access capital markets, even when benchmark interest rates remain stable or decline. Spread widening can also decrease the fair value of our loan and securities portfolios and reduce liquidity in commercial real estate debt markets. Credit spreads are influenced by market perceptions of commercial real estate credit quality, general investor risk appetite, capital market liquidity conditions, and factors specific to our Company including our financial performance and credit ratings. While narrowing credit spreads can benefit us through reduced funding costs and increased portfolio valuations, tighter spreads may also compress our loan origination margins and reduce the relative attractiveness of our returns on new originations compared to alternative investments.

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

The commercial real estate mortgages and other commercial real estate-related loans we provide, the commercial mortgage loans underlying the CMBS and other real estate-related securities in which we invest, and the real estate that we own are subject to the ability of the commercial property to generate net operating income (“NOI”).
The commercial real estate mortgage loans and other commercial real estate-related loans we provide, the commercial mortgage loans underlying the securities in which we invest, and the real estate that we own are subject to the ability of the commercial property to generate NOI (and not the independent income or assets of the borrower in the case of mortgage loans). Any reductions in NOI increase the risks of delinquency, foreclosure and default, which could result in losses to us. NOI of an income-producing property can be affected by many factors, including, but not limited to:

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
•other governmental rules and policies;
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
•large-scale fire, earthquake, wildfires, drought, or other natural disaster, or severe weather-related damage to the property and/or its operations; and
•rising utility costs, increased insurance premiums, regulatory environmental requirements, or the potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments.

Additional risks may be presented by the type and use of a particular commercial property, including land (which we do not generally expect to produce income), or specialized use as a nursing home or hospitality property.

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

Inflation and increased operating costs have stressed and may continue to stress property performance and mortgage loan performance.
Consumer demand, combined with tight labor markets, increased government spending and supply chain imbalances created significant inflationary pressure on the U.S. economy in 2022 and 2023. Inflation has since moderated substantially from those peaks, but remains present at levels above historical norms, and operating costs for commercial real estate remain somewhat elevated compared to pre-pandemic levels. Looking forward, tariff policies implemented by the current administration could accelerate inflationary pressure, though the scope of potential tariff expansion, implementation of additional measures, and ultimate economic impact of such policies remain highly uncertain. Should inflation accelerate, whether due to tariff-driven cost increases or other factors, renewed inflationary pressure could further stress commercial property operations and borrowers’ debt service capacity.

Increased operating expenses, such as rising energy costs and wages, stress property performance and thus mortgage loan performance. Investments with long-term leases featuring flat rental rates or longer-term fixed rate loans such as certain conduit loans, could experience relative value declines in a renewed inflationary environment. Our shorter-term floating rate loan portfolio may be better positioned to adjust to inflationary conditions than longer-duration fixed rate instruments, though inflation-driven cost increases would still present risks to property cash flows and borrower performance.

Certain property types and markets in our portfolio may be more vulnerable to inflationary pressures than others. For example, properties with significant operating expense exposure, such as those with high utility or labor costs, could experience margin compression if rental rates fail to keep pace with expense growth. Additionally, properties in markets with weaker demand fundamentals or increased new supply may face greater challenges in passing through cost increases to tenants through rent increases.

We actively manage our loan portfolio, including through modifications and restructurings of non-performing loans, which involve significant risks and may not always be successful. The process for collecting or foreclosing mortgage liens or equity pledges can be expensive, lengthy and limited by the application of state, bankruptcy, insolvency and other debtor and tenant relief laws.
Loans become non-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations. Such loans require anything from minor modifications to a substantial amount of workout negotiations and/or restructuring, which may divert attention from other activities and may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal of the loan and significant legal costs. A loan could also be designated as non-accrual during the collection and/or foreclosure process, which in turn would have a negative effect on our operating results. Moreover, the ability to implement a successful modification or restructuring entails a high degree of uncertainty, and we may not be able to implement any such modification or restructuring on favorable terms or at all. The financial or operating difficulties relating to the distressed or non-performing loan may never be overcome.

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

Operating and disposing of properties acquired through foreclosures subject us to additional risks that could harm our results of operations.
We actively manage our loan portfolio and may pursue foreclosure when we believe taking control of the underlying property represents the most effective strategy to maximize recovery value. We have substantial experience operating and disposing of foreclosed properties and view foreclosure as a strategic asset management tool available to us when appropriate. While foreclosure can be an effective recovery mechanism, owning and operating real property involves risks that are different (and in certain respects more complex) than the risks associated with owning a loan secured by that property. The costs associated with operating and redeveloping foreclosed properties, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. We may also be subject to environmental liabilities arising from properties acquired through foreclosure. In addition, when we elect to sell foreclosed property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

The due diligence process that we undertake in regard to investment opportunities may not reveal all facts and risks that may be relevant in connection with an investment and if we incorrectly evaluate the risks of our investments, we may experience losses.
Our investment decisions depend significantly on accurate assessment of borrowers, sponsors, and the properties securing our loans. We conduct comprehensive analysis of sponsor track records, management capabilities, financial strength, and business plans, and we depend on information obtained from public and non-public sources and the borrower or sponsor themselves. However, such information may be difficult to obtain or may be inaccurate. Borrowers may have incentives to present information in the most favorable light, and despite our verification efforts, material facts may be withheld, misrepresented, or unknown to the borrower at the time of our investment. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, we may misinterpret or incorrectly analyze this information, which may cause us to originate or purchase loans that we otherwise would not have originated or purchased and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.

Further, third-party diligence reports on mortgaged properties and the properties we own are inherently limited and reflect conditions only as of a specific point in time. Appraisals, engineering reports, environmental assessments, and other third-party due diligence materials are not guarantees of present or future value or property condition. Different qualified professionals may reach different conclusions when evaluating the same property, and property values and conditions may change significantly after reports are issued. Moreover, third-party reports represent only the analysis and professional judgment of the individual consultant or firm at the time of preparation and may not reveal all necessary repairs, maintenance requirements, remediation needs, or capital improvements that may become apparent over time.

There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Insurance on the real estate underlying our loans and investments may not be available or cover all losses, and this shortfall could result in both loss of cash flow from and a decrease in the asset value of the affected property.
We require borrowers to maintain comprehensive insurance coverage as a condition of our loans, including property insurance, liability coverage, and in certain cases flood, earthquake, windstorm, and terrorism insurance. Our loan documents include detailed insurance requirements specifying minimum coverage amounts, acceptable carriers, deductible limits, and Ladder as loss payee and additional insured. We maintain systems to monitor insurance compliance and have the contractual right to force-place insurance at the borrower’s expense if required coverage lapses. Despite these protective measures, borrowers may not maintain adequate insurance, or insurance may not be available or economically feasible for certain risks, which could result in losses that exceed available coverage.

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

If insurance required by our loan documents becomes commercially unavailable or available only at prohibitive rates, we have several remedial options, including: (i) requiring additional collateral or reserves from the borrower; (ii) force-placing coverage at the borrower’s expense; (iii) obtaining additional guaranties or recourse from sponsors; (iv) requiring principal paydowns to reduce our exposure; or (v) in appropriate circumstances, declaring a loan default and accelerating repayment. However, these remedial actions may not be sufficient to eliminate all risk of loss, particularly for catastrophic uninsured events. In addition, servicers responsible for monitoring insurance coverage may also fail to notify us promptly if a borrower fails to maintain adequate coverage, resulting in a loss and limiting our remedies.

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

Certain balance sheet investments are more illiquid and involve a greater risk of loss.
We originate and acquire balance sheet loans that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed, is located in a recovering market and/or requires rehabilitation or capital improvements in order to improve the value of the asset. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or fails to execute its business plan, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers often use the proceeds of a long-term mortgage loan to repay an interim loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on the borrower’s ability to execute its business plan, the sponsor’s financial wherewithal, market conditions and other factors. Properties undergoing rehabilitation or capital improvements are subject to the additional risks of unanticipated delays, cost over-runs, contractor non-

performance or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property, and the failure of borrower’s sponsors to contribute sufficient equity funds in order to keep the loan “in balance.”

Further, interim loans are relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any un-stabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of our interim loan portfolio and may adversely affect the value of the portfolio. Such “liquidity risk” may be difficult or impossible to hedge against and may also make it difficult to effect a sale of such assets as we may need or desire. As a result, if we are required to liquidate all or a portion of our interim loan portfolio quickly, we may realize significantly less than the value at which such investments were previously recorded, which may fail to maximize the value of the investments or result in a loss.

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
From time to time, we originate and acquire subordinate loans (including mezzanine loans secured by equity in the property), subordinate participation interests in loans (often referred to as B-Notes) and subordinate rated and/or unrated securities (including, without limitation, certain “risk retention” interests required to be retained by certain participants in securitization transactions). In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or a non-recourse carve-out guarantor, or the assets of the borrower or non-recourse carve-out guarantors may not be sufficient to satisfy the loan and our legal costs. In addition, certain of our loans may be subordinate to other debt of the borrower. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

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

In general, losses on a mortgaged property securing a mortgage loan included in a securitization would be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer and in some cases by the holder of a risk retention interest) and then by the holder of a higher-rated security. Even when we purchase very senior interests in loans and/or securitizations, in the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the debt instruments or securities we purchased. In addition, if the underlying mortgage portfolio has been overvalued by the originating lender, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we may invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying the mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal in these securities.

Finally, subordinated interests are also generally not actively traded and may not provide holders thereof with a liquid investment, particularly during periods of market disruption.

Our participation in the market for mortgage loan securitizations exposes us to risks that could result in losses to us.
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

When we participate in a securitization, certain risk retention rules apply. The risk retention rules generally require that either: (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued; (ii) the sponsor or certain third party purchasers retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for third party purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of one or more subordinate tranches; or (iii) a combination of (i) and (ii). The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators and/or, upon satisfaction of certain requirements, a third party purchaser. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred or financed. Therefore, such risk retention interests would be generally illiquid and may not be easily financed. As a result of the risk retention rules, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans.

The risk retention rules and other rules and regulations that have been adopted or may be adopted in the future may alter the structure of securitizations and could pose additional risks to or reduce or eliminate the economic benefits of our participation in the securitization market.

Our access to the CMBS securitization market and the timing of our securitization and real estate sale activities causes our quarterly financial results to fluctuate.
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

We are subject to risks associated with unfunded conditional loan commitments or other future advances, such as declining real estate values and operating performance.
Certain of our mortgage loan investments may require us to advance additional loan funds in the future. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. The majority of additional funds to loan borrowers require the occurrence of certain “good news” events, such as the owner executing a lease agreement or completing a major component of their business plan. Future funding commitments are subject to our loan borrowers’ satisfaction of certain conditions and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, leasing parameters and other nonfinancial events occurring.

The Company carefully monitors the progress of work at properties that serve as collateral underlying its commercial mortgage loans, including the progress of capital expenditures, construction, leasing and business plans in light of current market conditions. However, future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and required reserve re-balancings and the borrower or tenant being unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to pay its obligations to us. Where a borrower has failed to meet its obligations, we could determine that we need to modify the loan or advance funds to protect the collateral, which could result in our funding more money than we originally anticipated in order to maximize the value of our investment, even though there is no assurance additional funding would achieve the desired result. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. Unexpected property-level issues or issues with our liquidity could impact our ability to fund future obligations.

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
•a venture partner may engage in fraud or other misconduct;
•a venture agreement may restrict the transfer of a partner’s interest or otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•we may rely upon a venture partner to manage day-to-day operations of the venture and underlying loans or assets, as well as to prepare financial information for the venture, and any failure to perform these obligations may have a negative impact on our performance and results of operations;
•a partner may experience a change of control, which could result in new management with less experience or conflicting interests to ours and be disruptive to our business;
•a venture agreement may contain provisions that limit our exit options or require consent from other parties to transfer our interest;
•a venture agreement may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•we may not be in a position to exercise sole decision-making authority regarding the investment or venture, which could create impasses on decisions, such as with respect to acquisitions or dispositions;
•a partner may, at any time, have economic or business interests or goals that are, or may become, inconsistent with our business interests or goals;
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
•our relationship with a partner is contractual in nature and may be terminated or dissolved under the terms of the applicable venture agreement and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
•a dispute with a partner may result in litigation or arbitration that could increase our expenses, prevent our officers and directors from focusing their time and efforts on our business, and subject the investments owned by the venture to additional risk; or

•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to continue to qualify as a REIT or maintain our exemption from registration under the Investment Company Act, even though we do not control the venture.

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
Some of our investments are rated by one or more of Moody’s, Fitch, Standard & Poor’s, Realpoint, Dominion Bond Rating Service, Morningstar Credit Ratings, Kroll Bond Ratings or other credit rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot be assured that any such ratings will not be changed or withdrawn by a credit rating agency in the future if, in its judgment, circumstances warrant. If credit rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition.

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
•any credit ratings the Company or our corporate debt may receive from major rating agencies;
•our current and potential future earnings and dividends;
•the prevailing interest rates being paid by other companies that investors consider to be comparable to us; and
•the market price of our corporate debt and Class A common stock.

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
We have achieved investment grade credit ratings on our unsecured corporate debt, which represents an important milestone for our Company. Maintaining these investment grade ratings is critical to our ability to access capital markets on favorable terms and to manage our cost of funds effectively. The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Our failure to maintain our investment grade ratings, or any downgrade of our credit ratings could negatively affect our ability to access capital and could increase our interest expense. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of the credit ratings on our Notes and other debt securities. Any negative ratings actions could constrain the capital available to us and could limit our access to funding for our operations. Any such developments could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our shareholders.

Following our achievement of investment grade credit ratings, certain financial and restrictive covenants in our outstanding 2027 and 2029 Notes are currently suspended and will remain suspended as long as we maintain investment grade ratings from specified rating agencies. However, if we were downgraded below investment grade, these suspended covenants would be automatically reinstated. The reinstated covenants would include, among others, limitations on our ability to incur additional indebtedness and requirements to maintain specified levels of unencumbered assets. Compliance with these reinstated covenants could significantly limit our operational and financial flexibility, potentially requiring us to modify our capital structure, adjust our dividend policy, or alter our investment strategies in ways that may not align with optimal business decisions at that time. Such constraints could restrict our ability to pursue growth opportunities, respond to market conditions, or deploy capital in the manner we believe would generate the best returns for our shareholders. Accordingly, a downgrade below investment grade would have consequences extending well beyond increased borrowing costs, as the reinstatement of these covenants could materially constrain our strategic and financial flexibility during a period when such flexibility may be most important to our business.

As a holding company, we depend on distributions from our subsidiaries to meet our obligations, and our obligations are structurally subordinated to the liabilities of our subsidiaries.

Ladder Capital Corp and LCFH are holding companies whose assets consist primarily of investments in their subsidiaries. Our ability to meet our debt service obligations and pay dividends to our shareholders depends substantially on our receipt of cash distributions and other transfers of funds from our operating subsidiaries. Our subsidiaries are separate and distinct legal entities with no general obligation to pay any amounts due on our debt obligations or to make any funds available for such payments, whether by dividends, distributions, loans or other payments, except as may be required under specific debt agreements or other contractual arrangements. The ability of our subsidiaries to make distributions to us is contingent upon their earnings and may be subject to statutory or regulatory limitations, as well as contractual restrictions under their respective financing arrangements. Certain of our debt agreements contain restrictions on distributions from subsidiaries above specified thresholds or in certain circumstances.

Additionally, as a result of our holding company structure, the claims of creditors of our subsidiaries have priority over the claims of our creditors and shareholders with respect to the assets and earnings of those subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, creditors of those subsidiaries would generally be entitled to seek payment in full from the assets of those subsidiaries before any assets or proceeds could be made available to us.

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

We generally attempt to structure our leverage such that we minimize the differences between the interest rate characteristics of our investments and the interest rate characteristics of our leverage (i.e., financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage), however, our floating-rate loans may reset based on different indices or with different timing than our floating-rate debt. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of future fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

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
Risks Related to Regulatory and Compliance Matters
If our subsidiary that is regulated as a registered investment adviser is unable to meet the requirements of the SEC or fails to comply with certain U.S. federal and state securities laws and regulations, it will face termination of its investment adviser registration, fines or other disciplinary action.
Our subsidiary, Ladder Capital Asset Management LLC (“LCAM”), is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, assets under management, fiduciary duties to advisory clients, an effective compliance program, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. During the year, LCAM provided investment advisory services solely to Ladder-sponsored CLO Issuers. The CLO Issuers invested primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. Non-compliance with the Advisers Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

The evolving and often conflicting political and regulatory landscape surrounding sustainability and climate change creates significant uncertainty and compliance challenges that could adversely affect our business, operations, and financial condition.
Companies face a complex and contradictory regulatory environment where federal agencies, state governments, and local jurisdictions have adopted divergent approaches to sustainability and climate-related requirements. While some jurisdictions mandate extensive climate disclosures and sustainability considerations, others have enacted laws prohibiting or discouraging such practices, particularly regarding investment decisions with public funds. The change in administration has further intensified this regulatory fragmentation, with potential shifts in federal policy creating additional uncertainty about enforcement priorities and compliance expectations.

This regulatory uncertainty is compounded by ongoing litigation challenging various climate rules. For example, SEC climate disclosure rules remain stayed pending litigation, California's emissions disclosure requirements face legal challenges, and numerous other sustainability-related regulations are subject to court proceedings that create uncertainty about their ultimate scope and enforceability.

Navigating this fragmented regulatory landscape requires us to monitor and potentially comply with multiple, sometimes conflicting requirements across different jurisdictions where we operate. This regulatory complexity increases our legal, compliance, and operational costs, diverts management attention and resources, and creates risks of inadvertent non-compliance. The uncertainty also complicates our strategic planning and investment decisions, as we cannot predict which regulatory approaches will ultimately prevail or how enforcement priorities may shift.

Additionally, political dynamics surrounding these issues creates reputational risks regardless of our approach, as any position we take may be criticized by stakeholders with opposing views. This regulatory and political unpredictability could materially increase our costs, limit our operational flexibility, and adversely affect our business and results of operations.
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
Risks Related to Our Class A Common Stock
The market price and trading volume of our Class A common stock can be volatile, which could result in rapid and substantial losses for our shareholders.
The market price of our Class A common stock can be highly volatile and is subject to wide fluctuations. In addition, the trading volume in our Class A common stock can fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include:

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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% (25% for tax years after 2025) of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. The value of our interests in and, therefore, the amount of assets held in a TRS may also be restricted by our need to qualify for an exemption from registration as an investment company under the Investment Company Act. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We elected for certain of our subsidiaries to be treated as TRSs. Their after-tax income is available for distribution to us but is not required to be distributed to us. We monitor the value of our investments in our TRSs to ensure compliance with the TRS limitations at the end of each calendar quarter. In addition, we scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or exemption from registration under the Investment Company Act.
If the relative fair market value or income potential of our REIT-qualified assets declines as a result of increased interest rates, general market conditions, government actions or other factors, including changes in the carrying value of certain assets, we may need to increase our real estate assets and income and/or liquidate our non-REIT-qualifying assets to maintain our REIT qualification or exemption from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make decisions that we otherwise would not make absent the REIT election and Investment Company Act considerations.

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

Further, to qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities, securities of a TRS, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of a TRS, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% for tax years after 2025) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Prospective securitizations would likely be held by a subsidiary REIT. While we intend to structure prospective securitizations such that the above taxes would not apply to our shareholders with respect to taxable mortgage pools held by our subsidiary REIT, our subsidiary REIT is in part owned by our TRS, which would pay corporate level tax on any income that it may be allocated from the subsidiary REIT. In addition, such subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, shareholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then: (i) our subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT; and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We may acquire mortgage-backed securities in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the issue price or principal amount, as applicable, of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

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

While a reduced tax rate of up to 20% currently applies to “qualified dividend income” paid by non-REIT “C” corporations to domestic shareholders that are individuals, trusts and estates, distributions of ordinary income payable by REITs are generally not eligible for these reduced rates. However, pursuant to the 2017 Tax Cuts and Jobs Act, such domestic shareholders may generally be allowed to deduct from their taxable income one-fifth of the ordinary dividends payable to them by REITs, thereby reducing the effective tax rate on REIT dividends as compared to prior law. Under the One Big Beautiful Bill Act (“OBBBA”), the 20% deduction for qualified REIT dividends has been made permanent, removing the prior sunset provision at the end of 2025. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends and the potential impact of any future legislative changes that could modify or repeal this deduction.

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
Our taxable income may substantially differ from our net income based on GAAP. For example, interest income on our mortgage-related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Refer to Note 14, Income Taxes, to our consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report, for additional information.

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

On July 4, 2025, the OBBBA was enacted, which included certain provisions affecting REITs, including an increase in the taxable REIT subsidiary asset limitation from 20% to 25% of total assets effective for taxable years beginning after December 31, 2025. Congress continues to consider additional tax legislation that could further affect REITs and real estate investments, including potential changes to REIT qualification rules (income, asset, or distribution tests), the tax treatment of REIT earnings and dividends (including modifications to the Section 199A qualified business income deduction for REIT dividends), depreciation and cost-recovery rules, like-kind exchange rules under Section 1031, interest deductibility limitations, capital gains treatment, and other corporate tax provisions affecting taxable REIT subsidiaries. The scope, timing, and final form of any additional legislative changes remain uncertain, and any enacted provisions could potentially be applied retroactively. Significant changes to tax rules governing REITs could materially and adversely affect our tax liability, ability to qualify as a REIT, required distributions to shareholders, competitive position, and financial results.

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

Our business may be adversely affected if our reputation or the reputation of counterparties with whom we associate is harmed.
Reputational harm from actual or perceived legal or regulatory violations, operational failures, governance issues, cybersecurity breaches, claims of misconduct or conflicts of interest, or failure to meet investor or market expectations could adversely affect our ability to attract and retain employees, originate loans, access capital markets, maintain banking and counterparty relationships, and retain investor confidence. Market perception and actual or perceived association with counterparties, borrowers, or business partners whose reputations are compromised could also harm our business and the market price of our Class A common stock.

The proliferation of social media platforms and digital communication channels has significantly amplified reputational risks by enabling the rapid and widespread dissemination of information, opinions, and allegations—whether accurate or not. Negative publicity, misinformation, or unfavorable commentary about us or our industry can spread quickly across social media platforms, online forums, and digital news outlets, potentially reaching large audiences before we have an opportunity to respond or provide context. The viral nature of digital content and the permanence of online information can make reputational damage more severe and longer-lasting than in traditional media environments. Additionally, the democratization of content creation means that criticism or negative commentary can originate from various sources, including disgruntled employees, competitors, activists, or individuals with limited knowledge of our business, making it difficult to predict, monitor, or control the narrative surrounding our Company.

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

Cybersecurity threats, information technology (“IT”) system failures or other security breaches could cause significant business disruption and could possibly compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties and could harm our business and our reputation and subject us to regulatory scrutiny.
We rely on the efficacy of our cybersecurity/IT policies, systems and processes developed and managed by our Cybersecurity Team to protect our technology assets from IT outages, cybersecurity incidents and intrusions. The secure operation of our IT networks and systems and the proper processing and maintenance of this information is critical to our business operations. The rise of high-profile security breaches by hackers, foreign governments, and other malicious actors has resulted in an increased risk of security breaches or IT disruptions. Simultaneously, the state, federal and international regulatory environment related to information security, data collection and use, and privacy has become increasingly rigorous, with new and constantly changing requirements potentially applicable to our business.

We do not offer consumer products and therefore do not generally collect or maintain consumer personal data. We do, however, have access to financial and other potentially sensitive information about our borrowers, guarantors and other counterparties, in addition to confidential employee information, which we store in our IT systems. Our information technology and infrastructure have been and likely will continue to be subject to security threats or breaches as a result of internal errors, negligence or external misconduct. The evolving threat landscape now includes both traditional cyberattacks and increasingly sophisticated artificial intelligence (“AI”)-enabled threats. Use of AI technologies by bad actors to facilitate cyberattacks or commit fraud has increased the likelihood of such attacks and the potential adverse impact of such attacks. For example, AI technologies may be used to create highly targeted and convincing phishing attacks, generate realistic deep-fake content for impersonation or fraud, automate and scale social engineering techniques, and develop more sophisticated malware that can evade traditional detection methods. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our business and employees, and while we conduct commercially reasonable due diligence on these vendors, such third parties are subject to their own cybersecurity threats.

Cyber incidents may include unauthorized access to our data assets, phishing attacks, account takeovers, business email compromise, social engineering, denial of service, malicious software, ransomware that encrypts critical data as part of a scheme to extort payment, and other electronic or cybersecurity breaches. The results of a significant security incident could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, financial theft, theft of personal information, intellectual property or other sensitive or confidential data, increased cybersecurity protection costs, liability for notification of, and losses suffered by, individuals whose data is accessed or stolen as a result of a breach, regulatory fines and penalties, and reputational damage adversely affecting customer or investor confidence. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against all forms of attack. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to the circumstances relating to any particular breach. Even if we or our vendors are not targeted directly, cyberattacks on U.S. federal, state and local governments, financial markets, financial institutions, supply chain vendors, or other businesses have occurred in the past and are reasonably likely to occur in the future and could disrupt our normal business operations.

Our use of artificial intelligence technologies may produce inaccurate or biased results and presents regulatory, legal, and reputational risks.

Like others in the commercial real estate industry, we are deploying AI technologies in our business operations. Being slower than peers to adopt potentially useful technology could put us at a competitive disadvantage. This technology, however, is in its early stages of commercial use and presents a number of inherent risks that we must manage carefully. For example, issues such as flawed algorithms, insufficient or poor-quality data sets, or AI hallucinatory behavior can generate irrelevant, nonsensical, misleading, biased or factually incorrect results. If the recommendations, forecasts, or analyses with which AI assists in producing are deficient or inaccurate and are not identified in our review, our reputation, business or customers could be harmed. In addition, regulatory and legal uncertainty, including regarding privacy, confidentiality and intellectual property, could subject the Company to liability.

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

Ladder leverages a senior cybersecurity team (the “Cybersecurity Team”) comprised of the Chief Technology Officer (“CTO”), Chief Administrative Officer and General Counsel (the “GC”), Chief Compliance Officer and Senior Regulatory Counsel (the “CCO”), as well as senior representatives from Ladder’s outsourced technology firm. The Cybersecurity Team maintains Ladder’s cybersecurity risk management program, which is designed to identify, detect, assess, and manage cybersecurity risks. The Cybersecurity Team monitors technology trends and developments to inform improvements and modifications to Ladder’s information technology (“IT”) infrastructure and oversees the Company’s various cybersecurity training initiatives. The Cybersecurity Team also oversees the Company’s testing and deployment of AI technologies and monitors AI-enabled cybersecurity threats.

The members of the Cybersecurity Team have extensive on-the-job experience in cybersecurity matters, sharing responsibility for cybersecurity, as well as for regulatory, compliance and/or IT. Ladder’s CTO has over 20 years of experience in the design, engineering, implementation, and management of information technology, including as the founder of an IT managed service provider for professional and financial services companies. The GC helped establish the Company’s cybersecurity risk management framework and has overseen the Company’s best practice approach to cybersecurity governance, testing and diligence for over a decade. The CCO helps ensure adherence to regulatory standards and helps refine our cybersecurity policies and training initiatives.

Ladder conducts routine risk assessments to identify cyber threats and vulnerabilities and assess the likelihood of occurrence and severity of the impact of such threats and vulnerabilities on the Company. Ladder regularly updates its risk assessment to guide Ladder’s cybersecurity risk management program and controls and to prioritize risk mitigation and remediation in an evolving threat landscape. Ladder maintains cybersecurity policies and procedures informed by National Institute of Standards and Technology (“NIST”) or International Organization for Standardization (“ISO”) and designed to manage these risks and ensure that the Cybersecurity Team and other relevant employees are made aware of cybersecurity incidents in a timely manner. These policies include incident response, data classification, physical and network security polices, remote access, record retention and secure destruction policies. The Cybersecurity Team conducts a formal evaluation of Ladder’s applicable policies and cyber risks and mitigants on at least an annual basis. Ladder’s outsourced technology firm, as well as internal auditors, participate in this evaluation.

Ladder also maintains processes designed to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers based on the service provider’s risk profile. Ladder does not generally maintain consumer data and does not extensively leverage third parties to manage or process sensitive data. Most of the third parties that have access to sensitive information belonging to either us or our borrowers, clients or other counterparties are lenders, law firms and other third parties that require such access in connection with Ladder’s commercial lending activities. When Ladder leverages third-party service providers that collect or maintain sensitive information, Ladder conducts initial diligence on such third parties and conducts ongoing monitoring that includes annual due diligence questionnaires and contractual data security protections.

In addition to the policies and procedures discussed above, Ladder leverages industry standard third-party technology, tools and services to assist in monitoring, detecting and managing cyber threats, including managed security service monitoring, endpoint detection and response tools. Ladder also maintains other appropriate cybersecurity controls, including:

•Annual penetration testing by rotating third-party service providers;
•Weekly vulnerability scans;
•Annual company-wide cybersecurity and AI training, including monthly phishing exercises;
•Annual tabletop exercises;
•Vendor cybersecurity diligence; and
•Cyber insurance.

Our board of directors is responsible for the overall governance of our cybersecurity risk management program and is aware of the critical nature of managing risks associated with its cybersecurity threats. The Audit Committee assists the board in its oversight of the Company’s strategies to assess and mitigate cybersecurity risks, as set forth in the Audit Committee’s charter. The Audit Committee receives quarterly or as needed updates from the CTO and GC regarding the cybersecurity risks the Company faces based on the current cybersecurity threat landscape, as well as the status of the measures undertaken by the Company to manage those risks. The Audit Committee reports to the board as needed.

Refer to the risk factor captioned “Cybersecurity threats, information technology (“IT”) system failures or other security breaches could cause significant business disruption and could possibly compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties and could harm our business and our reputation and subject us to regulatory scrutiny” in Part I, Item 1A. “Risk Factors” for additional information.
Item 2. Properties

We lease our corporate headquarters office at 320 Park Avenue, 15th Floor, New York, New York, 10022. The Company also leases a regional office in Miami, Florida. Refer to Schedule III included in Item 8 of this Annual Report on Form 10-K for a listing of investment properties owned as of December 31, 2025.
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

Holders

On January 23, 2026, the Company had 19 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on January 23, 2026 was $11.07. On January 23, 2026, the Company had no Class B common shareholders of record and no Class B common stock outstanding.

Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2025, the Company repurchased 964,539 shares of Class A common stock at an average of $10.60 per share for a total aggregate purchase price of $10.2 million. As of December 31, 2025, the Company has a remaining amount available for repurchase of $90.6 million, which represents 6.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.99 per share on such date.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the three months ended December 31, 2025 ($ in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2025 - October 31, 2025	45,052	$10.58	45,052	$91,031
November 1, 2025 - November 30, 2025	30,668	10.44	30,668	90,711
December 1, 2025 - December 31, 2025	12,111	10.84	12,111	90,580
Total	87,831	$10.57	87,831	$90,580

(1)         On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval.
(2)    Amount excludes commissions paid associated with share repurchases.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2025, relating to the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) and 2023 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2023 Omnibus Incentive Plan”) pursuant to which equity securities of the Company were authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	623,788	$11.86	8,792,686
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	623,788	$11.86	8,792,686

Performance Graph

Our Class A common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our Class A common stock.

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period December 31, 2020 through December 31, 2025 to the FTSE NAREIT Mortgage REIT Index, and the Standard & Poor’s Index (“S&P 500 Index”). The closing price of the Company’s Class A common stock on December 31, 2020 (on which the graph is based) was $9.78. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Total Shareholder Returns
Based upon initial investment of $100 on December 31, 2020 (1)

200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
Dec. 2020
Mar. 2021
Jun. 2021
Sep. 2021
Dec. 2021
Mar. 2022
Jun. 2022
Sep. 2022
Dec. 2022
Mar. 2023
Jun. 2023
Sep. 2023
Dec. 2023
Mar. 2024
Jun. 2024
Sep. 2024
Dec. 2024
Mar. 2025
Jun. 2025
Sep. 2025
Dec. 2025
LADR
FTSE NAREIT Mortgage REITs Index
S&P 500 Index

	Ladder Capital Corp	FTSE NAREIT Mortgage REIT Index	S&P 500 Index
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	$130.78	$115.61	$126.89
December 31, 2022	$119.84	$81.97	$102.22
December 31, 2023	$144.27	$100.45	$126.99
December 31, 2024	$150.41	$98.08	$156.59
December 31, 2025	$157.77	$107.71	$182.25

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

Supplemental Guarantor Disclosures

In June 2025, we filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of LCFH and Ladder Capital Finance Corporation (“Co-Issuer” and, together with LCFH, the “Issuers”), which will be fully and unconditionally guaranteed by us. We own substantially all of our assets and conduct all of our operations through LCFH, and the Co-Issuer is a wholly-owned subsidiary of LCFH. The Issuers are consolidated into our financial statements.

Pursuant to Rule 3-10 of Regulation S-X and Rule 12h-5 of the Exchange Act, subsidiary issuers of obligations guaranteed by their parent company and subsidiary guarantors of securities are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into such parent company’s consolidated financial statements, such related guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Issuers have not been presented.

Furthermore, as permitted under Rule 13-01(a)(4) of Regulation S-X, summarized financial information for the Issuers has been excluded because the combined assets, liabilities and results of operations of the Issuers and us are not materially different than the corresponding amounts in our consolidated financial statements incorporated by reference herein, and because management believes such summarized financial information would not be material for investors.

Results of Operations

A discussion regarding our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Year ended December 31, 2025 compared to the year ended December 31, 2024

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,
	2025	2024	Difference
Net interest income
Interest income	$266,894	$358,625	$(91,731)
Interest expense	174,917	221,537	(46,620)
Net interest income (expense)	91,977	137,088	(45,111)
Provision for (release of) loan loss reserves, net	(157)	13,933	(14,090)
Net interest income (expense) after provision for (release of) loan loss reserves	92,134	123,155	(31,021)
Other income (loss)
Real estate operating income	99,308	98,681	627
Net result from mortgage loan receivables held for sale	4,716	30	4,686
Gain (loss) on real estate, net	3,807	25,277	(21,470)
Fee and other income	14,995	18,700	(3,705)
Net result from derivative transactions	1,835	5,420	(3,585)
Earnings (loss) from investment in unconsolidated ventures	(1,415)	(79)	(1,336)
Gain on extinguishment of debt	151	188	(37)
Total other income (loss)	123,397	148,217	(24,820)
Costs and expenses
Compensation and employee benefits	52,735	60,671	(7,936)
Operating expenses	19,426	19,193	233
Real estate operating expenses	40,475	40,568	(93)
Investment related expenses	3,712	7,718	(4,006)
Depreciation and amortization	31,995	32,327	(332)
Total costs and expenses	148,343	160,477	(12,134)
Income (loss) before taxes	67,188	110,895	(43,707)
Income tax expense (benefit)	3,493	3,448	45
Net income (loss)	$63,695	$107,447	$(43,752)

Investment Overview

Activity for the year ended December 31, 2025 included fundings of $1.4 billion and paydowns of $609.2 million, which contributed to a $627.1 million increase in commercial mortgage loans. Activity for the year ended December 31, 2025 included securities purchases of $1.9 billion, $534.8 million of amortization and paydowns, and sales of $411.8 million, which contributed to a net increase in our securities portfolio of $1.0 billion. Activity for the year ended December 31, 2025 included real estate investment sales of $13.1 million and acquisitions of real estate via foreclosure of $65.1 million. In addition, we purchased $1.6 billion of short-term U.S. Treasury securities during the year ended December 31, 2025. The entire short-term U.S. Treasury securities portfolio, or $2.7 billion, matured or was sold during the year ended December 31, 2025.

Activity for the year ended December 31, 2024 included fundings of $195.2 million and paydowns of $1.7 billion, which contributed to a $1.6 billion decrease in commercial mortgage loans. Activity for the year ended December 31, 2024 included securities purchases of $898.0 million, sales of $32.2 million and $276.8 million of amortization and paydowns, which contributed to a net increase in our securities portfolio of $595.3 million. Activity for the year ended December 31, 2024 included real estate investment sales of $102.3 million and acquisitions of real estate via foreclosure of $48.8 million. In addition, we purchased $10.0 billion of short-term U.S. Treasury securities during the year ended December 31, 2024, of which $10.0 billion matured during the year ended December 31, 2024.

Net Interest Income

The $91.7 million decrease in interest income was primarily attributable to net payoffs within our loan portfolio, partially offset by an increase in interest earned on CMBS and CLO securities due to net purchases. There was a $0.7 billion decrease in average loan investments from $2.5 billion for the year ended December 31, 2024 to $1.8 billion for the year ended December 31, 2025. There was a $1.1 billion increase in average securities investments from $0.6 billion for the year ended December 31, 2024 to $1.7 billion for the year ended December 31, 2025.

The $46.6 million decrease in interest expense is primarily related to the redemption of all outstanding obligations of LCCM 2021-FL2 and LCCM 2021-FL3, lower outstanding balances on our loan repurchase facilities, the payoff of mortgage loan debt, as well as a reduction in expense as a result of redemptions of our Notes, partially offset by the issuance of our 2031 Notes.

As of December 31, 2025, the weighted average yield on our mortgage loan receivables was 7.7%, compared to 9.3% as of December 31, 2024. As of December 31, 2025, we did not have any borrowings against our mortgage loan receivables. As of December 31, 2024, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.4%. As of December 31, 2024, we had outstanding borrowings secured by our mortgage loan receivables equal to 42.4% of the carrying value of our mortgage loan receivables.

As of December 31, 2025, the weighted average yield on our securities was 5.3%, compared to 6.0% as of December 31, 2024. As of December 31, 2025, the weighted average interest rate on borrowings against our securities was 4.3%. As of December 31, 2024, we did not have any borrowings against our securities. As of December 31, 2025, we had outstanding borrowings secured by our securities equal to 30.0% of the carrying value of our real estate securities.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2025, the weighted average interest rate on mortgage borrowings against our real estate assets was 5.9%, compared to 6.0% as of December 31, 2024. As of December 31, 2025, we had outstanding borrowings secured by our real estate equal to 55.2% of the carrying value of our real estate, compared to 66.6% as of December 31, 2024.

Provision for (release of) Loan Loss Reserves

The release of loan loss reserves for the year ended December 31, 2025 of $(0.2) million reflects improved macroeconomic market conditions affecting commercial real estate. During the year ended December 31, 2025, we charged-off $5.0 million of an existing allowance related to an office property in Portland, Oregon.

The provision for loan loss reserves for the year ended December 31, 2024 was $13.9 million. The increase in provision associated with the general reserve during the year ended December 31, 2024 was primarily due to adverse changes in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of our balance sheet first mortgage loan portfolio as a result of repayments. During the year ended December 31, 2024, we charged-off $5.0 million of an existing allowance related to an office property in Oakland, California.

For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $0.6 million in real estate operating income was primarily attributable to real estate foreclosures that occurred subsequent to December 31, 2023 through December 31, 2025, partially offset by sales that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the year ended December 31, 2025, we recorded $3.6 million of realized gains on the sale of one conduit loan and $1.1 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. During the year ended December 31, 2024, we recorded $30 thousand of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The decrease of $21.5 million of gain on real estate, net during the year ended December 31, 2025 compared to the year ended December 31, 2024 was the result of one property sale for a gain of $3.8 million during the year ended December 31, 2025 compared to 14 property sales for a gain of $25.3 million during the year ended December 31, 2024. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $3.7 million decrease was primarily driven by lower payoffs during the year ended December 31, 2025, partially offset by an increase in realized and unrealized gains on securities as compared to the year ended December 31, 2024.

Net Result from Derivative Transactions

Net result from derivative transactions of $1.8 million was comprised of a realized gain of $2.0 million and an unrealized loss of $(0.2) million for the year ended December 31, 2025. Net result from derivative transactions of $5.4 million was comprised of a realized gain of $7.3 million and an unrealized loss of $1.9 million for the year ended December 31, 2024. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were primarily ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The net gain in 2025 was primarily related to changes in interest rates during the year ended December 31, 2025.

Loss from Investment in Unconsolidated Ventures

Loss from our investment in unconsolidated ventures totaled $1.4 million and $0.1 million for the year ended December 31, 2025 and 2024, respectively. The $1.4 million loss from investment in unconsolidated ventures is primarily attributable to a venture acquisition in June 2024.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $7.9 million in compensation expense is primarily due to a decrease in bonus compensation expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Real Estate Operating Expenses

The decrease of $0.1 million in real estate operating expenses was primarily attributable to real estate sales that occurred subsequent to December 31, 2023 through December 31, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan related expenses. The decrease during the year ended December 31, 2025 as compared to December 31, 2024 of $4.0 million was primarily attributable to a decrease in loan related expenses as a result of a smaller average loan portfolio.

Depreciation and Amortization

The decrease of $0.3 million in depreciation and amortization was primarily attributable to real estate sales that occurred subsequent to December 31, 2023 through December 31, 2025, partially offset by foreclosures that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.
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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds; (2) an Unsecured Revolving Credit Facility; (3) committed and uncommitted secured funding provided by banks and other lenders; and (4) long term non-recourse mortgage financing; and (5) CLO issuances.

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

Cash Flows

We held cash and cash equivalents of $38.0 million and restricted cash of $14.9 million as of December 31, 2025. We held cash and cash equivalents of $1.3 billion and restricted cash of $12.6 million as of December 31, 2024.

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$87,019	$133,921
Net cash provided by (used in) investing activities	(1,607,259)	932,761
Net cash provided by (used in) financing activities	227,042	(796,586)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,293,198)	$270,096

Year ended December 31, 2025

We experienced a net decrease in cash, cash equivalents and restricted cash of $(1.3) billion for the year ended December 31, 2025, reflecting cash provided by operating activities of $87.0 million, cash used in investing activities of $(1.6) billion and cash provided by financing activities of $227.0 million.

Net cash provided by operating activities of $87.0 million was primarily driven by net interest income and net operating income on our real estate portfolio.

Net cash used in investing activities of $(1.6) billion was driven by $(1.9) billion in purchases of securities and $(1.3) billion of origination of mortgage loans held for investment, partially offset by $711.0 million of repayments from mortgage loan receivables, $534.0 million in repayments on securities, $411.8 million of proceeds from sale of securities and $13.1 million in proceeds from sale of real estate.

Net cash provided by financing activities of $227.0 million was primarily as a result of net repayments of borrowings of $376.9 million, $(117.4) million of dividend payments, $(8.7) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(11.8) million purchase of treasury stock, and $(12.0) million in deferred financing cost.

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

Net cash provided by investing activities of $932.8 million was driven by $1.6 billion of repayments from mortgage loan receivables, $276.6 million in repayments on securities, $102.3 million in proceeds from sale of real estate and $32.2 million of proceeds from sale of securities, partially offset by $(898.0) million in purchases of securities and $(195.2) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(796.6) million was primarily as a result of net repayments of borrowings of $(644.8) million, $(117.7) million of dividend payments, $(8.9) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(6.5) million purchase of treasury stock, and $(18.3) million in deferred financing cost.
Unencumbered Assets

As of December 31, 2025, we held unencumbered cash and cash equivalents of $38.0 million, unencumbered loans of $2.2 billion, unencumbered securities of $1.4 billion, unencumbered real estate of $320.4 million and $109.7 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2024, we held unencumbered cash and cash equivalents of $1.3 billion, unencumbered loans of $689.7 million, unencumbered securities of $1.1 billion, unencumbered real estate of $213.4 million and $409.1 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2025 are set forth in the table below ($ in thousands):

December 31, 2025
Senior unsecured notes(1)	$2,215,195
Unsecured Revolving credit facility	280,000
Loan repurchase facilities	—
Uncommitted securities repurchase facilities	627,012
Mortgage debt(2)	388,195
Total debt obligations, net	$3,510,402

(1)Presented net of unamortized debt issuance costs of $18.2 million as of December 31, 2025.
(2)Presented net of unamortized debt issuance costs of $1.4 million and net of premiums of $3.1 million as of December 31, 2025.

The Company’s repurchase agreements include financial covenants, including minimum net worth requirements, minimum liquidity levels, maximum leverage ratios and minimum fixed charge or interest coverage ratios. The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as of December 31, 2025 and December 31, 2024. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.
Senior Unsecured Notes

As of December 31, 2025, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company guarantees the obligations under the Notes and the indenture. The Company was in compliance in all material respects with the covenants of the Notes as of December 31, 2025 and 2024. The Notes are presented net of unamortized debt issuance costs of $18.2 million and $16.5 million as of December 31, 2025 and December 31, 2024, respectively.
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

During the year ended December 31, 2025, the Company fully redeemed the 2025 Notes and repurchased $12.4 million of the 2027 Notes recognizing a loss on extinguishment of debt of $0.1 million and gain on bond repurchase of $0.2 million, respectively.
Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Unsecured Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion, subject to certain customary conditions. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of December 31, 2025. The margin for borrowings is subject to adjustment based on the Company’s credit rating and may range between 77.5 and 170 basis points. As of December 31, 2025, the Company had $280.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of December 31, 2025.

Committed Loan Financing Facilities

The Company is a party to multiple committed loan repurchase agreement facilities, totaling $656.0 million of credit capacity as of December 31, 2025. As of December 31, 2025, the Company had no borrowings outstanding. As of December 31, 2024, the Company had $62.7 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

The Company has the option to extend some of its existing facilities subject to a number of customary conditions. The lenders have sole discretion to include collateral in these facilities and to determine the market value of the collateral. In certain cases, the lenders may require additional collateral, a full or partial repayment of the facilities (margin call) or a reduction in undrawn availability under the facilities. Typically, the facilities are established with stated guidelines regarding the maximum percentage of the collateral asset’s market value that can be borrowed. The Company often borrows at a lower percentage of the collateral asset’s value than the maximum leaving the Company with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Securities Repurchase Financing

The Company is a party to master repurchase agreements with several counterparties to finance its investments in securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, the Company has the right to call back excess collateral. As of December 31, 2025, the Company had $627.0 million of securities repurchase debt outstanding.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $388.2 million and $446.4 million, net of unamortized premiums of $3.1 million and $3.7 million as of December 31, 2025 and December 31, 2024, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.7 million of premium amortization, which decreased interest expense for each of the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, the Company modified and extended one term debt agreement financing a property in its real estate portfolio. During the year ended December 31, 2024, the Company executed 16 new term debt agreements to finance properties in its real estate portfolio with a carrying amount of $81.9 million.

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

As of December 31, 2025, the Company did not have any CLO debt included in debt obligations on its consolidated balance sheets.

As of December 31, 2024, the Company had $601.4 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.1 million were included in CLO debt as of December 31, 2024.
Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2025, the Company has a remaining amount available for repurchase of $90.6 million, which represents 6.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.99 per share on such date. Refer to Note 9, Equity, to our consolidated financial statements included elsewhere in this Annual Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2025 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Additional authorizations (2)		33,201
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
April 1, 2025 - April 30, 2025	—	—
May 1, 2025 - May 31, 2025	401,396	(4,151)
June 1, 2025 - June 30, 2025	234,094	(2,456)
July 1, 2025 - July 31, 2025	36,371	(397)
August 1, 2025 - August 31, 2025	43,020	(471)
September 1, 2025 - September 30, 2025	91,321	(1,017)
October 1, 2025 - October 31, 2025	45,052	(477)
November 1, 2025 - November 30, 2025	30,668	(320)
December 1, 2025 - December 31, 2025	12,111	(131)
Authorizations remaining as of December 31, 2025		$90,580

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

Refer to Note 9, Equity, to our consolidated financial statements included elsewhere in this Annual Report, for disclosure of dividends declared.

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $711.0 million for the year ended December 31, 2025 and $1.6 billion for the year ended December 31, 2024. Repayment of real estate securities provided net cash of $534.0 million for the year ended December 31, 2025, and $276.6 million for the year ended December 31, 2024.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $66.8 million of proceeds from sales of mortgage loans for the year ended December 31, 2025. There were $82.5 million of proceeds from sales of mortgage loans for the year ended December 31, 2024.

Proceeds from the Sale of Securities

We sell our investments in CMBS, including CRE CLOs, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $411.8 million for the year ended December 31, 2025, and $32.2 million for the year ended December 31, 2024.

Proceeds from the Sale of Real Estate

There were $13.1 million of proceeds from sales of real estate, net of closing costs for the year ended December 31, 2025. There were $102.3 million of proceeds from sales of real estate, net of closing costs for the year ended December 31, 2024.

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

Contractual Obligations

Contractual obligations as of December 31, 2025 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior unsecured notes (2)	$—	$599,490	$1,133,919	$500,000	$2,233,409
Unsecured revolving credit facility	—	—	280,000	—	280,000
Secured financings	653,392	140,125	136,691	83,347	1,013,555
Interest payable (3)	129,355	201,758	135,984	43,886	510,983
Other funding obligations (4)	10,444	33,241	4,054	—	47,739
Operating lease obligations	2,391	4,522	4,818	6,442	18,173
Total	$795,582	$979,136	$1,695,466	$633,675	$4,103,859

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
(2)During the year ended December 31, 2025, we fully redeemed the 2025 Notes.
(3)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2025 to determine the future interest payment obligations.
(4)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2025. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $45.6 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of December 31, 2025, our off-balance sheet arrangements consisted of $93.4 million of unfunded commitments of mortgage loan receivables held for investment. 49% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2024, our off-balance sheet arrangements consisted of $34.6 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.
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

Critical Accounting Estimates and Policies

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

The CECL accounting estimate is subject to uncertainty as a result of changing macroeconomic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Annual Report. The provision for loan losses for the year ended December 31, 2025 and December 31, 2024 was $(0.2) million and $13.9 million, respectively.

The allowance for loan losses at December 31, 2025 and December 31, 2024 was $47.7 million and $52.8 million, respectively. The allowance includes $0.5 million of reserves for unfunded commitments at both December 31, 2025 and December 31, 2024. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2025 and December 31, 2024, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of December 31, 2025 or December 31, 2024. We did not record any impairments of real estate for the years ended December 31, 2025 or December 31, 2024.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Year Ended
	December 31	December 31
	2025	2024
Income (loss) before taxes	$67,188	$110,895
Net (income) loss attributable to noncontrolling interests in consolidated ventures	487	808
Our share of real estate depreciation, amortization and real estate sale adjustments (1)	28,254	11,558
Adjustments for derivative results and loan sale activity (2)	(501)	2,005
Unrealized (gain) loss on securities	(749)	925
Adjustment for impairment	(157)	13,933
Non-cash stock-based compensation	20,329	18,829
Distributable earnings prior to charge-off of allowance for credit losses	$114,851	$158,953
Charge-off of allowance for credit losses (3)	(5,000)	(5,023)
Distributable earnings	$109,851	$153,930

(1)
The following is an unaudited reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Year Ended
		December 31,	December 31,
		2025	2024
	Total GAAP depreciation and amortization	$31,995	$32,327
	Depreciation and amortization related to non-rental property fixed assets	(445)	(440)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(481)	(441)

	Our share of operating lease income from above/below market lease intangible amortization	(1,294)	(1,700)
	Our share of real estate depreciation and amortization	29,775	29,746
	Adjustments for accumulated depreciation and amortization on real estate sold (a)	(2,936)	(18,267)
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	1,415	79
	Our share of real estate depreciation, amortization and real estate sale adjustments	$28,254	$11,558

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
		Year Ended
		December 31,	December 31,
		2025	2024
	GAAP realized gain/loss on sale of real estate, net	$3,807	$25,277
	Adjusted (gain)/loss on sale of real estate for purposes of distributable earnings	(871)	(7,010)
	Accumulated depreciation and amortization on real estate sold	$2,936	$18,267

(2)
The following is an unaudited reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):

		Year Ended
		December 31,	December 31,
		2025	2024
	GAAP net results from derivative transactions	$(1,835)	$(5,420)
	Realized results of loan sales, net (a)	1,504	2,856
	Unrealized lower of cost or market adjustments related to loans held for sale	(1,088)	(30)
	Amortization of (premium)/discount on mortgage loan financing included in interest expense	(652)	(767)
	Recognized derivative results	1,570	5,366
	Adjustments for derivative results and loan sale activity	$(501)	$2,005

(a) Represents the net hedge related gain on conduit sales for the twelve months ended December 31, 2025. Includes realized gains from sales of conduit mortgage loans collateralized by net lease properties in our real estate segment of $2.7 million and net hedge related gain on such mortgage loan sales of $0.2 million, for the twelve months ended December 31, 2024.

(3)
During the twelve months ended December 31, 2025, the Company recorded a release of loan loss reserves of $0.2 million and determined a portion of the allowance for loan loss to be non-recoverable and charged-off $5.0 million. During the twelve months ended December 31, 2024, the Company recorded a provision for loan loss of $13.9 million and determined a portion of the allowance for loan loss to be non-recoverable and charged-off $5.0 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2025 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on December 31, 2025, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(25,737)	$3,990
Increase by 1.00%	32,124	(3,895)

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 68.7% as of December 31, 2025 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as described in this Annual Report as of December 31, 2025.

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

Regulatory Risk

Effective as of July 16, 2021, LCAM is a registered investment adviser under the Investment Advisors Act of 1940, as amended. During the year, LCAM provided investment advisory services solely to Ladder-sponsored collateralized loan obligation trusts (“CLO Trusts”). As of June 30, 2025, LCAM redeemed both CLO Trusts. As a result of these redemptions, LCAM no longer has any advisory clients or regulatory assets under management.

LCAM is eligible to retain its SEC registration status until June 30, 2026, while it assesses future investment advisory services.

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ladder Capital Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ladder Capital Corp (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses
Description of the Matter	As of December 31, 2025, the Company’s mortgage loan receivables held for investment and the associated allowance for credit losses totaled $2.2 billion and $47.1 million, respectively. As disclosed in Note 2 to the consolidated financial statements, the allowance for credit losses reflects the Company’s estimate of current expected credit losses (“CECL”) on the mortgage loan receivables held for investment, including unfunded loan commitments, over the life of the loans. The allowance for credit losses on mortgage loan receivables held for investment includes a portfolio-based and an asset-specific component. The Company uses a third-party probability of default and loss given default model (CECL model) that considers the likelihood of default and loss given default for each individual loan using loan-level data, fair value of the collateral, net operating income of the collateral, selected forward-looking macroeconomic variables and pool-level mean loss rates to produce life of loan expected losses at the loan and portfolio level. A qualitative adjustment to the reserve is recorded when management determines that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors. Additionally, for collateral dependent loans, the Company may measure the expected losses based on the difference between the collateral’s fair value and the amortized cost basis of the loan. When the repayment or satisfaction of the loan is dependent on a sale, rather than operations of the collateral, the fair value is adjusted for the estimated costs to sell the collateral. To estimate the fair value of the collateral, the Company uses the direct capitalization rate valuation methodology or the sales comparison approach.

Auditing the allowance for credit losses on mortgage loan receivables held for investment is highly subjective due to the complexity of the CECL model and the judgmental nature of certain macroeconomic variables used in the determination of management’s credit loss estimate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the allowance for credit losses on its mortgage loan receivables held for investment, including management’s evaluation of the appropriateness of the CECL model, review of the macroeconomic variables, and the completeness and accuracy of key inputs used in the CECL model.

To test the allowance for credit losses, we performed audit procedures that included, among others, evaluating the methodology and the macroeconomic variables and testing the completeness and accuracy of the key inputs used. With the assistance of our internal specialists, we evaluated the appropriateness of the probability of default and loss given default methodology used to estimate the allowance and assessed the underlying macroeconomic variables used in the model. We reviewed the sensitivity analyses prepared by management and compared management’s key inputs to relevant external sources.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
New York, New York
February 9, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ladder Capital Corp

Opinion on Internal Control Over Financial Reporting

We have audited Ladder Capital Corp’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ladder Capital Corp (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 9, 2026

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2025	December 31, 2024(1)
Assets
Cash and cash equivalents	$37,953	$1,323,481
Restricted cash	14,888	12,608
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,217,375	1,591,322
Allowance for credit losses	(47,137)	(52,323)
Mortgage loan receivables held for sale	27,986	26,898
Securities	2,088,285	1,080,839
Real estate and related lease intangibles, net	703,537	670,803
Investments in and advances to unconsolidated ventures	44,468	19,923
Derivative instruments	264	437
Accrued interest receivable	15,890	12,936
Other assets	49,041	158,149
Total assets	$5,152,550	$4,845,073
Liabilities and Equity
Liabilities
Debt obligations, net	$3,510,402	$3,135,617
Dividends payable	31,819	31,838
Accrued expenses	76,448	74,824
Other liabilities	52,524	69,855
Total liabilities	3,671,193	3,312,134
Commitments and contingencies (refer to Note 16)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 130,790,591 and 129,883,019 shares issued and 127,233,559 and 127,106,481 shares outstanding as of December 31, 2025 and December 31, 2024, respectively.	127	127
Additional paid-in capital	1,787,074	1,777,118
Treasury stock, 3,557,032 and 2,776,538 shares, at cost	(39,056)	(30,475)
Retained earnings (dividends in excess of earnings)	(260,084)	(206,874)
Accumulated other comprehensive income (loss)	(4,135)	(4,866)
Total shareholders’ equity	1,483,926	1,535,030
Noncontrolling interests in consolidated ventures	(2,569)	(2,091)
Total equity	1,481,357	1,532,939
Total liabilities and equity	$5,152,550	$4,845,073

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 6.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Net interest income
Interest income	$266,894	$358,625	407,284
Interest expense	174,917	221,537	245,097
Net interest income (expense)	91,977	137,088	162,187
Provision for (release of) loan loss reserves, net	(157)	13,933	25,096
Net interest income (expense) after provision for (release of) loan loss reserves	92,134	123,155	137,091
Other income (loss)
Real estate operating income	99,308	98,681	96,950
Net result from mortgage loan receivables held for sale	4,716	30	(523)
Gain (loss) on real estate, net	3,807	25,277	8,808
Fee and other income	14,995	18,700	8,931
Net result from derivative transactions	1,835	5,420	1,481
Earnings (loss) from investment in unconsolidated ventures	(1,415)	(79)	758
Gain on extinguishment of debt	151	188	10,718
Total other income (loss)	123,397	148,217	127,123
Costs and expenses
Compensation and employee benefits	52,735	60,671	63,618
Operating expenses	19,426	19,193	19,503
Real estate operating expenses	40,475	40,568	37,587
Investment related expenses	3,712	7,718	8,847
Depreciation and amortization	31,995	32,327	29,914
Total costs and expenses	148,343	160,477	159,469
Income (loss) before taxes	67,188	110,895	104,745
Income tax expense (benefit)	3,493	3,448	4,244
Net income (loss)	63,695	107,447	100,501
Net (income) loss attributable to noncontrolling interests in consolidated ventures	487	808	624
Net income (loss) attributable to Class A common shareholders	$64,182	$108,255	$101,125

Earnings per share:
Basic	$0.51	$0.86	$0.81
Diluted	$0.51	$0.86	$0.81

Weighted average shares outstanding:
Basic	125,483,693	125,576,784	124,667,877
Diluted	126,194,691	125,785,295	124,882,398

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$63,695	$107,447	$100,501
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	3,085	9,107	6,875
Reclassification adjustment for (gain) loss included in net income (loss)	(2,354)	(120)	281
Total other comprehensive income (loss)	731	8,987	7,156
Comprehensive income (loss)	64,426	116,434	107,657
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	487	808	624
Comprehensive income (loss) attributable to Class A common shareholders	$64,913	$117,242	$108,281
Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2024	127,106	$127	$1,777,118	$(30,475)	$(206,874)	$(4,866)	$(2,091)	$1,532,939
Contributions	—	—	—	—	—	—	40	40
Distributions	—	—	—	—	—	—	(31)	(31)
Amortization of equity based compensation	—	—	20,329	—	—	—	—	20,329
Grants of restricted stock	1,852	2	(10,373)	10,373	—	—	—	2
Purchase of treasury stock	(965)	(1)	—	(10,238)	—	—	—	(10,239)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(759)	(1)	—	(8,716)	—	—	—	(8,717)
Dividends declared	—	—	—	—	(117,392)	—	—	(117,392)
Net income (loss)	—	—	—	—	64,182	—	(487)	63,695
Other comprehensive income (loss)	—	—	—	—	—	731	—	731
Balance, December 31, 2025	127,234	$127	$1,787,074	$(39,056)	$(260,084)	$(4,135)	$(2,569)	$1,481,357

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2022	126,502	$127	$1,826,833	$(95,600)	$(177,005)	$(21,009)	$215	$1,533,561
Contributions	—	—	—	—	—	—	(541)	(541)
Amortization of equity based compensation	—	—	18,577	—	—	—	—	18,577
Purchase of treasury stock	(269)	—	—	(2,481)	—	—	—	(2,481)
Re-issuance of treasury stock	1,417	1	(15,528)	15,527	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(689)	(1)	—	(7,861)	—	—	—	(7,862)
Forfeitures	(49)	—	510	(510)	—	—	—	—
Dividends declared	—	—	—	—	(116,713)	—	—	(116,713)
Net income (loss)	—	—	—	—	101,125	—	(624)	100,501
Other comprehensive income (loss)	—	—	—	—	—	7,156	—	7,156
Treasury stock cost basis reclassification (refer to Note 2)	—	—	(73,642)	78,924	(5,282)	—	—	—
Balance, December 31, 2023	126,912	$127	$1,756,750	$(12,001)	$(197,875)	$(13,853)	$(950)	$1,532,198

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$63,695	$107,447	$100,501
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(151)	(188)	(10,718)
Depreciation and amortization	31,995	32,327	29,914
Unrealized (gain) loss on derivative instruments	200	1,860	390
Unrealized (gain) loss on securities	(749)	925	(25)
Provision for (release of) loan loss reserves, net	(157)	13,933	25,096
Amortization of equity based compensation	20,329	18,829	18,577
Amortization of deferred financing costs included in interest expense	9,636	10,560	12,428
Amortization of (premium)/discount on mortgage loan financing included in interest expense	(652)	(767)	(604)
Amortization of above- and below-market lease intangibles	(1,294)	(1,700)	(1,797)
(Accretion)/amortization of discount, premium and other fees on mortgage loans receivable	(10,183)	(14,619)	(19,046)
(Accretion)/amortization of discount and premium on securities	(1,006)	(1,097)	(1,352)
Net result from mortgage loan receivables held for sale	(4,716)	(30)	523
Realized (gain) loss on securities	(3,812)	(172)	276
(Gain) loss on real estate, net	(3,807)	(25,277)	(8,808)
Realized (gain) loss on sale of derivative instruments	—	(298)	291
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	1,415	79	(658)
Origination of mortgage loan receivables held for sale	(63,360)	—	—
Repayment of mortgage loan receivables held for sale	140	—	—
Proceeds from sales of mortgage loan receivables held for sale	66,847	—	—
Change in deferred tax liability	2,025	1,684	1,182
Changes in operating assets and liabilities:
Accrued interest receivable	(2,955)	11,297	706
Other assets	(3,131)	(608)	9,081
Accrued expenses and other liabilities	(13,290)	(20,264)	24,647
Net cash provided by (used in) operating activities	87,019	133,921	180,604
Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(1,294,976)	(195,232)	(68,415)
Repayment of mortgage loan receivables held for investment	710,985	1,626,554	738,464
Purchases of securities	(1,949,687)	(898,042)	(143,953)
Repayment of securities	534,025	276,641	232,124
Basis recovery of interest-only securities	1,870	3,357	4,116
Proceeds from sales of securities	411,824	32,190	17,838
Capital improvements of real estate	(8,342)	(6,497)	(4,374)
Proceeds from sale of real estate	13,079	102,285	13,391
Capital contributions and advances to investment in unconsolidated joint ventures	(25,961)	(13,125)	—
Proceeds from FHLB stock	—	5,175	4,410
Purchase of derivative instruments	(76)	(1,119)	(223)
Sale of derivative instruments	—	574	125
Net cash provided by (used in) investing activities	(1,607,259)	932,761	793,503

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Deferred financing costs paid	(11,965)	(18,321)	(3,378)
Proceeds from borrowings under debt obligations	4,572,455	667,974	921,008
Repayment and repurchase of borrowings under debt obligations	(4,195,577)	(1,312,770)	(1,348,093)
Cash dividends paid to Class A common shareholders	(117,413)	(117,710)	(116,419)
Capital contributed by noncontrolling interests in consolidated ventures	40	—	—
Capital distributed to noncontrolling interests in consolidated ventures	(31)	(333)	(541)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,717)	(8,894)	(7,862)
Repurchase of treasury stock	(11,750)	(6,532)	(2,481)
Net cash provided by (used in) financing activities	227,042	(796,586)	(557,766)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,293,198)	270,096	416,341
Cash, cash equivalents and restricted cash at beginning of period	1,346,039	1,075,943	659,602
Cash, cash equivalents and restricted cash at end of period	$52,841	$1,346,039	$1,075,943

Supplemental information:
Cash paid (received) for income taxes (1)	$3,521	$1,864	$(2,402)
Cash paid for interest, net of amounts capitalized	157,503	199,426	233,637
Non-cash investing and financing activities:
Securities purchased, not settled	$—	$15	—
Repurchase of treasury stock, not settled	—	1,511	—
Repayments in transit of securities (other assets)	628	—	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	—	101,956	7,867
Non-cash disposition of loans via foreclosure	(65,078)	(52,975)	(91,408)
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	65,078	48,796	87,526
Net settlement of sale of real estate, subject to debt - real estate	—	—	(31,292)
Net settlement of sale of real estate, subject to debt - debt obligations	—	—	31,292
Dividends declared, not paid	31,819	31,838	32,294

(1)For the year ended 2025, the Company made net payments of $2.4 million for federal income taxes and $1.1 million for state and local income taxes. Of this amount, $0.7 million was paid to Illinois and $0.4 million was paid to other state and local jurisdictions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$37,953	$1,323,481	$1,015,678
Restricted cash	14,888	12,608	15,450
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	—	9,950	44,815
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$52,841	$1,346,039	$1,075,943

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an investment grade-rated, internally-managed U.S. real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2025, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The Company has investments in three unconsolidated ventures, which were determined to be VIEs. The Company determined that it was not the primary beneficiary of these VIEs because the Company does not have power over these entities and therefore does not have controlling financial interests in these VIEs. The Company’s ownership percentage ranges from 13% to 25%. These investments are recorded on the consolidated balance sheets within investments in and advances to unconsolidated ventures. The Company’s maximum exposure to loss is limited to its investments in these VIEs. The Company has not provided financial support to these unconsolidated VIEs that it was not previously contractually required to provide.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2025 and December 31, 2024. At December 31, 2025 and December 31, 2024, and at various times during the years, the balances exceeded the insured limits.

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

Real Estate

The Company generally acquires real estate assets or land and development assets through cash purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure (collectively, “foreclosure”) in full or partial satisfaction of defaulted loans. Based on the Company’s strategic plan to realize the maximum value from the real estate acquired, properties are either classified as Real estate, net or Real estate held for sale in the consolidated balance sheets. When the Company intends to hold, operate or develop the property for a period of at least 12 months, assets are classified as Real estate, net. If the Company intends to market these properties for sale in the near term, assets are evaluated against the held for sale criteria and then may be classified as real estate held for sale in the consolidated balance sheets. The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company records real estate acquired through foreclosure at fair value. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life, generally of 20 to 55 years for buildings, four to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets or liabilities.

The Company classifies most of its investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense and impairments, as applicable and are included in Real estate, net in the consolidated balance sheets.

Allocation of Purchase Price for Acquired Real Estate

Upon acquisition of real estate, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of: (i) above and below market leases; (ii) in-place leases; and (iii) assumed mortgages. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods. These methods may include discounted cash flow models, for which assumptions including cash flow projections, discount and capitalization rates, or market comparable transactions, which require management judgment in determining the appropriateness of recent comparable sales of similar properties, or the ground lease approach for land valuation, which requires management judgment in determining comparable ground leases to forecast the economic ground rent and apply capitalization rate to the forecast economic ground rent to estimate land value. The Company may also utilize estimates of replacement costs net of depreciation. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

The fair value of other investments and debt assumed are valued using techniques consistent with those disclosed in Note 13, Fair Value of Financial Instruments, depending on the nature of the investments or debt. The fair value of other assumed assets and liabilities are based on best information available at the time of the acquisition.

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

For a further discussion regarding the measurement of financial instruments see Note 13, Fair Value of Financial Instruments.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of income tax expense (benefit) on its consolidated statements of income. For the years ended December 31, 2025, 2024 and 2023, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The 2022-2025 tax years remain open and subject to examination by tax jurisdictions.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2025 and 2024, the Company did not hold any loans for which the fair value option was elected.

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

Reclassification

The Company recognized unrealized and realized gain (loss) on securities into fee and other income for the year ended December 31, 2024. As such, the unrealized gain (loss) of $29 thousand and realized gain (loss) of $(276) thousand for the year ended December 31, 2023 were reclassified into fee and other income on the consolidated statements of income. Refer to Note 4, Securities for realized and unrealized gain/loss details. Certain other prior period amounts have been reclassified to conform to the current period's presentation.

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

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-07 is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. The Company adopted ASU 2023-09 during the fourth quarter of 2025, and the adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

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

3. MORTGAGE LOAN RECEIVABLES

December 31, 2025 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,227,024	$2,210,062		7.74%	1.6
Mezzanine loans	7,322	7,313		11.24%	0.7
Total mortgage loans receivable	2,234,346	2,217,375		7.76%	1.6
Allowance for credit losses	N/A	(47,137)
Total mortgage loan receivables held for investment, net, at amortized cost	2,234,346	2,170,238
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,986	(4)	4.57%	6.9
Total	$2,265,696	$2,198,224	(5)	7.71%	2.0

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of December 31, 2025 are used to calculate weighted average yield for floating rate loans.
(2)Excludes four non-accrual loans with an amortized cost basis of $129.7 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 2.9 years.
(4)As a result of changes in prevailing rates, the Company recorded a lower of cost or market adjustment as of December 31, 2025. The adjustment was calculated using a 4.94% discount rate.
(5)Net of $12.0 million of deferred origination fees and other items as of December 31, 2025.

As of December 31, 2025, $1.9 billion, or 86.5%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $1.9 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2025, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

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

For the years ended December 31, 2025, 2024, and 2023, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2024	$1,591,322	$(52,323)	$26,898
Origination of mortgage loan receivables (1)	1,294,976	—	63,360
Repayment of mortgage loan receivables	(609,028)	—	(141)
Proceeds from sales of mortgage loan receivables	—	—	(66,847)
Non-cash disposition of loans via foreclosure	(65,078)	—	—
Net result from mortgage loan receivables held for sale (2)	—	—	4,716
Accretion/amortization of discount, premium and other fees	10,183	—	—
Charge-offs (3)	(5,000)	5,000	—
Release (addition) of provision for current expected credit loss, net (4)	—	186	—
Balance, December 31, 2025	$2,217,375	$(47,137)	$27,986

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes unrealized lower of cost or market adjustment reversal of $1.1 million and realized gain on loans held for sale of $3.6 million.
(3)The charge-off related to a portion of one loan, which was determined to be nonrecoverable during the three months ended December 31, 2025. The loan was collateralized by an office property in Portland, Oregon.
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
(7)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Year Ended December 31,
Allowance for Credit Losses	2025	2024	2023
Allowance for credit losses at beginning of period	$52,323	$43,165	$20,755
Provision for (release of) current expected credit loss, net(1)	(186)	14,181	25,110
Charge-offs (2)	(5,000)	(5,023)	(2,700)
Allowance for credit losses at end of period	$47,137	$52,323	$43,165

(1)As of December 31, 2025, 2024, and 2023, there were no asset-specific reserves.
(2)The 2025 charge-off related to a portion of one loan, which was determined to be nonrecoverable during the three months ended December 31, 2025. The loan was collateralized by an office property in Portland, Oregon. The 2024 charge-off related to one loan that was resolved via foreclosure during the three months ended September 30, 2024. The loan was collateralized by an office property in Oakland, California.

Non-Accrual Status (1)	December 31, 2025(2)	December 31, 2024(3)
Amortized cost basis of loans on non-accrual status	$129,679	$76,875

(1)As of December 31, 2025, $123.9 million of loans on non-accrual status were greater than 90 days past due. As of December 31, 2024, $76.9 million of loans on non-accrual status were greater than 90 days past due. For the year ended December 31, 2025, the Company recognized $4.8 million of interest income on these loans while on non-accrual status. For the year ended December 31, 2024, the Company recognized $1.5 million of interest income on these loans. As of December 31, 2025, there was one loan accruing income with an amortized cost basis of $4.6 million that was greater than 90 days past due. As of December 31, 2024, there was one loan accruing income with an amortized cost basis of $13.7 million that was greater than 90 days past due.
(2)Comprised of one multi-family loan with an amortized cost basis of $61.3 million, one hotel loan with an amortized cost basis of $11.9 million and one multi-family loan with an amortized cost basis of $50.7 million, and one office loan with an amortized cost basis of $5.8 million for which the Company determined no asset-specific reserves were necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $60.9 million and one mixed-use loan with an amortized cost basis of $16.0 million, for which the Company determined no asset-specific reserve was necessary.

Current Expected Credit Loss

As of December 31, 2025, the Company had a $47.7 million allowance for current expected credit losses, of which $47.1 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

As of December 31, 2024, the Company had a $52.8 million allowance for current expected credit losses, of which $52.3 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

The release of loan loss reserves for the year ended December 31, 2025 was $0.2 million. The release recorded during the year ended December 31, 2025 reflects improved macroeconomic market conditions affecting commercial real estate. During the year ended December 31, 2025, the Company charged-off $5.0 million of the existing allowance for credit losses related to a portion of a loan that was determined to be nonrecoverable.

The provision for loan loss reserves for the year ended December 31, 2024 was $13.9 million. The provision recorded during the year ended December 31, 2024 was primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate, partially offset by a decrease in the size of the Company’s balance sheet first mortgage loan portfolio as a result of repayments. During the year ended December 31, 2024, the Company charged-off $5.0 million of the existing allowance for credit losses related to a loan that was resolved via foreclosure.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of December 31, 2025 and December 31, 2024, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of December 31, 2025
Collateral Type	2025	2024	2023	2022	2021 and Earlier	Total (3)(4)
Multifamily	$959,214	$127,254	$14,648	$22,109	$111,575	$1,234,800
Office	50,895	—	—	55,950	484,565	591,410
Industrial	137,915	11,418	—	—	—	149,333
Mixed Use	79,244	—	—	—	33,111	112,355
Other	48,850	—	—	11,945	—	60,795
Retail	14,848	10,457	—	—	24,121	49,426
Hospitality	—	—	—	—	19,256	19,256
Subtotal mortgage loans receivable	1,290,966	149,129	14,648	90,004	672,628	2,217,375
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)(2)	$1,290,966	$149,129	$14,648	$90,004	$672,628	$2,217,375

	Amortized Cost Basis by Origination Year as of December 31, 2024
Collateral Type	2024	2023	2022	2021	2020 and Earlier	Total (5)
Office	$—	$—	$59,944	$518,663	$185,242	$763,849
Multifamily	126,588	14,636	105,324	272,291	—	518,839
Mixed Use	—	—	—	127,380	—	127,380
Retail	23,833	—	—	48,628	—	72,461
Hospitality	—	—	—	13,064	55,260	68,324
Industrial	26,368	—	—	—	—	26,368
Other	—	—	14,101	—	—	14,101
Subtotal mortgage loans receivable	176,789	14,636	179,369	980,026	240,502	1,591,322
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (6)(7)	$176,789	$14,636	$179,369	$980,026	$240,502	$1,591,322

(1)Not included above is $10.6 million of accrued interest receivable on all loans at December 31, 2025.
(2)For the year ended December 31, 2025, there was a $5.0 million charge-off of an allowance in connection with one office property in Portland, Oregon. The fair value was determined by using the sales comparison and direct capitalization approaches. The Company utilized a capitalization rate of 11.0%. The key inputs used to determine fair value were determined to be Level 3 inputs.
(3)For purposes of calculating our CECL allowance, one loan collateralized by an office property, one loan collateralized by a hospitality property and two loans collateralized by multifamily properties utilized valuations of the underlying collateral to calculate the allowance at December 31, 2025.
(4)The Company had one $228.2 million mortgage loan receivable collateralized by an office property in the southeast that represents 10% of the total mortgage loan receivable held for investment at December 31, 2025.
(5)For purposes of calculating our CECL allowance, two loans collateralized by mixed-use, one loan collateralized by office, and one loan collateralized by multifamily utilized valuations of the underlying collateral to calculate the allowance at December 31, 2024.
(6)For the year ended December 31, 2024, there was a $5.0 million charge-off of an allowance in connection with a foreclosure of one office property in Oakland, California.
(7)Not included above is $9.4 million of accrued interest receivable on all loans at December 31, 2024.

4. SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination.

Commercial mortgage-backed securities, including CRE CLOs (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of December 31, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at December 31, 2025 and December 31, 2024 ($ in thousands):

December 31, 2025

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$2,070,492		$2,069,307	$2,984	$(7,369)	$2,064,922	(3)	115	AAA	5.25%	5.31%	2.97
CMBS interest-only(4)	347,200	(4)	1,283	—	(8)	1,275	(5)	5	AAA	1.24%	8.63%	0.52
GNMA interest-only(6)	29,203	(4)	95	103	(31)	167		13	AAA	0.69%	9.24%	3.27
Agency securities	2		2	—	—	2		1	AAA	4.00%	3.04%	0.19
Corporate bonds	9,250		9,231	17	(8)	9,240		1	N/A	8.50%	8.58%	2.60
Total debt securities	$2,456,147		$2,079,918	$3,104	$(7,416)	$2,075,606	(7)	135		5.27%	5.33%	2.97
Equity securities	N/A		12,910	97	(308)	12,699		6	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$2,456,147		$2,092,828	$3,201	$(7,744)	$2,088,285		141

December 31, 2024

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,065,985		$1,063,835	$3,335	$(8,296)	$1,058,874	(3)	92	AAA	5.97%	6.13%	2.41
CMBS interest-only(4)	769,724	(4)	3,149	104	(9)	3,244	(5)	7	AAA	0.38%	7.81%	0.87
GNMA interest-only(6)	32,710	(4)	160	53	(58)	155		13	AAA	0.33%	9.38%	3.64
Agency securities	11		11	—	—	11		1	AAA	4.00%	2.60%	0.58
Total debt securities	$1,868,430		$1,067,155	$3,492	$(8,363)	$1,062,284	(7)	113		3.56%	6.03%	2.37
Equity securities	N/A		19,511	3	(939)	18,575		8	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,868,430		$1,086,666	$3,495	$(9,322)	$1,080,839		121

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
(3)As of December 31, 2025 and December 31, 2024, includes $8.7 million and $8.9 million, respectively, of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of December 31, 2025 and December 31, 2024, includes $0.1 million and $0.2 million, respectively, of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following tables summarize the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at December 31, 2025 and December 31, 2024 ($ in thousands):

December 31, 2025

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$269,437	$1,795,485	$—	$2,064,922
CMBS interest-only	1,275	—	—	1,275
GNMA interest-only	23	144	—	167
Agency securities	2	—	—	2
Corporate bonds	—	9,240	—	9,240
Total securities (1)	$270,737	$1,804,869	$—	$2,075,606

(1)Excluded from the table above are $12.7 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2024

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$170,874	$888,000	$—	$1,058,874
CMBS interest-only	2,937	307	—	3,244
GNMA interest-only	53	13	89	155
Agency securities	11	—	—	11
Total securities (1)	$173,875	$888,320	$89	$1,062,284

(1)Excluded from the table above are $18.6 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the years ended December 31, 2025 and December 31, 2024, the Company sold $56.2 million and $1.8 million of equity securities, respectively.

The following summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Realized gain (loss) on securities	$3,812	$172	(276)
Unrealized gain (loss) on securities	749	(925)	$29
Total realized and unrealized gain (loss) on securities	$4,561	$(753)	$(247)

United States Treasury Securities

The Company invests in short-term and long-term U.S. Treasury securities. Short-term U.S. Treasury securities are classified as cash and cash equivalents on our consolidated balance sheets and long-term U.S. Treasury securities are classified as securities on the consolidated balance sheets. As of December 31, 2025 the Company did not hold any U.S. Treasury securities. As of December 31, 2024 the Company held $1.1 billion of U.S. Treasury securities classified as cash and cash equivalents on the consolidated balance sheets.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Land	$190,277	$173,798
Building	659,616	622,701
In-place leases and other intangibles	116,303	107,899
Undepreciated real estate and related lease intangibles	966,196	904,398
Less: Accumulated depreciation and amortization	(262,659)	(233,595)
Real estate and related lease intangibles, net(1)	$703,537	$670,803

Below market lease intangibles, net (other liabilities)(2)	$(22,679)	$(25,340)

(1)There was unencumbered real estate of $320.4 million and $213.4 million as of December 31, 2025 and December 31, 2024, respectively.
(2)Below market lease intangibles is net of $18.2 million and $16.5 million of accumulated amortization as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and December 31, 2024, the Company had no real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense(1)	$25,033	$25,204	$24,166
Amortization expense	6,962	7,123	5,748
Total real estate depreciation and amortization expense	$31,995	$32,327	$29,914

(1)Depreciation expense on the consolidated statements of income also includes $0.4 million of depreciation on corporate fixed assets for each of the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	December 31, 2025	December 31, 2024
Gross intangible assets(1)	$116,303	$107,899
Accumulated amortization	64,434	57,281
Net intangible assets	$51,869	$50,618

(1)Includes $4.2 million and $2.3 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(713)	$(378)	$(309)
Increase in operating lease income for amortization of below market lease intangibles acquired	2,007	2,078	2,106
Total	$1,294	$1,700	$1,797

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of December 31, 2025 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2026	$997	$6,646
2027	961	6,448
2028	1,023	5,418
2029	1,195	3,589
2030	1,493	3,447
Thereafter	12,822	24,135
Total	$18,491	$49,683

Rent Receivables

There were $3.4 million and $2.6 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at December 31, 2025 ($ in thousands):

Period Ending December 31,	Amount
2026	$68,433
2027	60,980
2028	55,029
2029	52,512
2030	46,752
Thereafter	111,620
Total	$395,326

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $5.3 million, $6.4 million, and $4.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.
Acquisitions

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the years ended December 31, 2025, 2024, and 2023, all acquisitions were determined to be asset acquisitions.

The Company acquired the following properties during the year ended December 31, 2025 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
April 2025	(2)	Office	Carmel, IN	$42,400	100%
September 2025	(3)	Office	Rockville, MD	22,678	100%
Total real estate acquisitions				$65,078

(1)Properties were consolidated as of acquisition date.

(2)In April 2025, the Company acquired an office portfolio consisting of two buildings in Carmel, IN through foreclosure of a mortgage loan receivable held for investment. The fair value of $42.4 million was determined by using the direct capitalization approach with a capitalization rate of 11.6%, a Level 3 input. There was no gain or loss resulting from the foreclosure of the loan.
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

The Company sold the following property during the year ended December 31, 2025 ($ in thousands):

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

(1)The Company recognized a $0.4 million gain on foreclosure, which is recognized in gain (loss) on real estate, net on the consolidated statements of income.

The Company sold the following properties during the year ended December 31, 2023 ($ in thousands):

Sales Date	Type	Primary Location(s)		Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
August 2023	Hotel	San Diego, CA		$43,335	$34,526	$8,808	1
Totals			(1)	$43,335	$34,526	$8,808

(1)Included within sales proceeds is $31.3 million of mortgage financing that was assumed by the buyer.

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2025 and December 31, 2024 are as follows ($ in thousands):

December 31, 2025

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value(1)	Average Cost of Funds(2)	Current Maturity	Final Stated Maturity(3)	Carrying Value of Collateral
Senior Unsecured Notes	N/A	2,233,409	2,215,195	5.29%	2027-2031	2027-2031	N/A
Unsecured Revolving Credit Facility	850,000	280,000	280,000	4.91%	12/20/2028	12/20/2029	N/A
Total Unsecured Debt	$850,000	$2,513,409	$2,495,195				N/A

Loan Repurchase Facility	$300,000	$—	$—	—%	9/27/2028	9/27/2030	$—
Loan Repurchase Facility	300,000	—	—	—%	10/21/2026	10/21/2026	—
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Securities Repurchases	—	627,012	627,012	4.29%	Jan. 2026	Jan. 2026	707,218
Mortgage Debt	N/A	386,543	388,195	5.88%	2026-2034(4)	2027-2048	383,173
Total Debt Obligations, net	$1,506,000	$3,526,964	$3,510,402				$1,090,391

(1)Carrying Value excludes $7.1 million and $3.1 million of unamortized deferred financing costs included in Other Assets related to the Revolving Credit Facilities and Loan Repurchase facilities, respectively.
(2)Interest rates on floating rate debt reflect the applicable index in effect as of December 31, 2025. Excludes deferred financing costs.
(3)Final Stated Maturity assumes extensions at our option are exercised with consent of financing providers, where applicable.
(4)Current maturity of Mortgage Debt based on Anticipated Repayment Dates, if applicable.

December 31, 2024

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value(1)	Average Cost of Funds(2)	Current Maturity	Final Stated Maturity(3)	Carrying Value of Collateral
Senior Unsecured Notes	N/A	2,041,557	2,025,053	5.22%	2025-2031	2025-2031	N/A
Unsecured Revolving Credit Facility(4)	725,000	—	—	—%	12/20/2028	12/20/2029	N/A
Total Unsecured Debt	$725,000	$2,041,557	$2,025,053				N/A

Loan Repurchase Facility	500,000	62,738	62,738	6.55%	9/27/2025	9/27/2027	97,254
Loan Repurchase Facility	300,000	—	—	—%	10/21/2027	10/21/2029	—
Loan Repurchase Facility	200,000	—	—	—%	10/3/2025	10/3/2027	14,636
Loan Repurchase Facility	100,000	—	—	—%	1/22/2025	1/22/2026	—
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Mortgage Debt	N/A	443,733	446,397	6.09%	2025-2034(5)	2027-2048	451,880
CLO Debt	N/A	601,464	601,429	6.36%	2025-2026(6)	2036-2038	831,270
Total Debt Obligations, net	$1,881,000	$3,149,492	$3,135,617				$1,395,040

(1)Carrying value excludes $7.1 million and $2.1 million of unamortized deferred financing costs included in Other Assets related to the Revolving Credit facility and Loan Repurchase facilities, respectively.
(2)Interest rates on floating rate debt reflect the applicable index in effect as of December 31, 2024. Excludes deferred financing costs.
(3)Final Stated Maturity assumes extensions at our option are exercised with consent of financing providers, where applicable.
(4)The obligations under the Unsecured Revolving Credit Facility are secured by equity pledges of certain subsidiaries of the Company.
(5)Anticipated Repayment Dates.
(6)Represents the estimated maturity dates based on the underlying loan maturities.
Senior Unsecured Notes
As of December 31, 2025, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and in some cases, are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of directors has authorized the Company to repurchase any or all of the Notes from time to time without further approval. During the year ended December 31, 2025, the Company fully redeemed the 5.25% senior notes due 2025 and repurchased $12.4 million of the 2027 Notes, recognizing a loss on extinguishment of debt of $99 thousand and a gain on bond repurchase of $250 thousand, respectively.
Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On January 2, 2025, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $850.0 million, following the upsize to $725 million on December 20, 2024. The Unsecured Revolving Credit Facility also allows the Company to enter into additional incremental revolving commitments up to an aggregate facility size of $1.3 billion, subject to certain customary conditions. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of December 31, 2025. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of December 31, 2025, the Company had $280.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of December 31, 2025.
Loan and Securities Repurchase Financing
As of December 31, 2025, the Company is party to three committed master repurchase agreements to finance its lending activities, totaling $656.0 million of credit capacity with no loan repurchase financing outstanding.

Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. The lenders have sole discretion to include collateral in these facilities and to determine the market value of the collateral. In certain cases, the lenders may require additional collateral, a full or partial repayment of the facilities (margin call) or a reduction in undrawn availability under the facilities.

The Company has also entered into master repurchase agreements with several counterparties to finance real estate securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. As of December 31, 2025, the Company had $627.0 million of securities repurchase debt outstanding.

As of December 31, 2025, no loan repurchase facilities were scheduled to mature within 90 days of December 31, 2025. No counterparties held collateral that exceeded the amounts borrowed under the related loan and securities repurchase agreements by more than $148.1 million, or 10% of the Company’s total equity.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $388.2 million and $446.4 million, net of unamortized premiums of $3.1 million and $3.7 million as of December 31, 2025 and December 31, 2024, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.7 million, $0.8 million, and $0.6 million of premium amortization for the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, the Company modified and extended one term debt agreement financing a property in its real estate portfolio. During the year ended December 31, 2024, the Company executed 16 new term debt agreements to finance properties in its real estate portfolio.

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

As of December 31, 2025, the Company did not have any CLO debt included in debt obligations on its consolidated balance sheets.

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

Financial Covenants

Our borrowings under certain financing agreements are subject to financial covenants, including maximum leverage ratio limits, minimum net worth requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, and minimum unencumbered assets to unsecured debt requirements. The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as of December 31, 2025.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2026	$653,392
2027	715,346
2028	24,269
2029	949,433
2030	601,176
Thereafter	583,347
Subtotal	3,526,963
Debt issuance costs included in senior unsecured notes	(18,214)
Debt issuance costs included in mortgage loan financings	(1,415)
Net premiums included in mortgage loan financings (2)	3,068
Total	$3,510,402

(1)The allocation of repayments under the Company’s committed loan repurchase facilities is based on the earlier of: (i) the final stated maturity date of each agreement; or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. Repayments of the Company's mortgage debt are based on the anticipated repayment dates as defined in the mortgage loan agreements.
(2)Represents sales proceeds received in excess of loan amounts sold into securitizations that are amortized as a reduction to interest expense using the effective interest method over the life of the underlying loan.

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2025 and December 31, 2024 ($ in thousands):

December 31, 2025

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$91,000	$1	$—	0.79
Futures
10-year Treasury-Note Futures	22,500	263	—	0.22
Total derivatives	$113,500	$264	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

December 31, 2024

			Fair Value		Remaining Maturity (years)
Contract Type	Notional		Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$90,000		$432	$—	0.62
Options
Options	N/A	(2)	5	—	0.05
Total credit derivatives	—		5	—
Total derivatives	$90,000		$437	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.
(2)The Company held 275 options contracts as of December 31, 2024.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023 ($ in thousands):

	Year Ended December 31, 2025
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(463)	$504	$41
Futures	263	1,591	1,854
Options	—	(60)	(60)
Total	$(200)	$2,035	$1,835

	Year Ended December 31, 2024
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(1,315)	$1,562	$247
Futures	(545)	5,813	5,268
Options	—	(95)	(95)
Total	$(1,860)	$7,280	$5,420

	Year Ended December 31, 2023
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(895)	$1,378	$483
Futures	423	834	1,257
Options	82	(341)	(259)
Total	$(390)	$1,871	$1,481

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

As of December 31, 2025, 2024, and 2023, the Company's counterparties held $0.6 million, zero, and $2.8 million, respectively, of cash margin as collateral for derivatives, which is included in restricted cash in the consolidated balance sheets.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2025 and December 31, 2024. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2025 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$264	$—	$264	$—	$(574)	$(310)
Total	$264	$—	$264	$—	$(574)	$(310)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2025 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$627,012	$—	$627,012	$627,012	$—	$627,012
Total	$627,012	$—	$627,012	$627,012	$—	$627,012

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$437	$—	$437	$—	$—	$437
Total	$437	$—	$437	$—	$—	$437

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2024 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$62,738	$—	$62,738	$62,738	$—	$62,738
Total	$62,738	$—	$62,738	$62,738	$—	$62,738

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2025 and December 31, 2024 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. EQUITY
The Company has one outstanding class of common stock, Class A as of December 31, 2025, 2024, and 2023. The Class A common stock is described as follows:

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

Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of December 31, 2025, the Company has a remaining amount available for repurchase of $90.6 million, which represents 6.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.99 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2025, 2024, and 2023 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Additional authorizations (2)		33,201
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
April 1, 2025 - April 30, 2025	—	—
May 1, 2025 - May 31, 2025	401,396	(4,151)
June 1, 2025 - June 30, 2025	234,094	(2,456)
July 1, 2025 - July 31, 2025	36,371	(397)
August 1, 2025 - August 31, 2025	43,020	(471)
September 1, 2025 - September 30, 2025	91,321	(1,017)
October 1, 2025 - October 31, 2025	45,052	(477)
November 1, 2025 - November 30, 2025	30,668	(320)
December 1, 2025 - December 31, 2025	12,111	(131)
Authorizations remaining as of December 31, 2025		$90,580

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 23, 2025, the Board authorized repurchases up to $100.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2023		$44,256
Additional authorizations (2)		31,391
Repurchases paid:
January 1, 2024 - January 31, 2024	—	—
February 1, 2024 - February 29, 2024	—	—
March 1, 2024 - March 31, 2024	60,000	(647)
April 1, 2024 - April 30, 2024	—	—
May 1, 2024 - May 31, 2024	2,100	(23)
June 1, 2024 - June 30, 2024	17,590	(189)
July 1, 2024 - July 31, 2024	—	—
August 1, 2024 - August 31, 2024	—	—
September 1, 2024 - September 30, 2024	100,001	(1,190)
October 1, 2024 - October 31, 2024	14,131	(159)
November 1, 2024 - November 30, 2024	69,000	(789)
December 1, 2024 - December 31, 2024	448,369	(5,046)
Authorizations remaining as of December 31, 2024		$67,604

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 24, 2024, the Board authorized repurchases up to $75.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2022		$46,737
Repurchases paid:
March 1, 2023 - March 31, 2023	250,000	(2,285)
September 1, 2023 - September 30, 2023	19,000	(196)
Authorizations remaining as of December 31, 2023		$44,256

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2025, 2024 and 2023:

Declaration Date	Dividend per Share
March 14, 2025	$0.23
June 13, 2025	0.23
September 15, 2025	0.23
December 15, 2025	0.23
Total	$0.92

March 15, 2024	$0.23
June 14, 2024	0.23
September 13, 2024	0.23
December 13, 2024	0.23
Total	$0.92

March 15, 2023	$0.23
June 15, 2023	0.23
September 15, 2023	0.23
December 15, 2023	0.23
Total	$0.92

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2025, 2024 and 2023:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
March 31, 2025	April 15, 2025		0.230	0.217	—	0.011	0.006	0.002	0.217
June 30, 2025	July 15, 2025		0.230	0.217	—	0.011	0.006	0.002	0.217
September 30, 2025	October 15, 2025		0.230	0.217	—	0.011	0.006	0.002	0.217
December 31, 2025	January 15, 2026	(1)	—	—	—	—	—	—	—
Total			$0.690	$0.651	$—	$0.033	$0.018	$0.006	$0.651

(1)The fourth quarter dividend paid on January 15, 2026 was $0.230 and is considered a 2026 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
March 28, 2024	April 15, 2024		0.230	0.195	—	0.035	0.023	—	0.195
June 28, 2024	July 15, 2024		0.230	0.195	—	0.035	0.023	—	0.195
September 30, 2024	October 15, 2024		0.230	0.195	—	0.035	0.023	—	0.195
December 31, 2024	January 15, 2025	(1)	0.230	0.195	—	0.035	0.023	—	0.195
Total			$0.920	$0.780	$—	$0.140	$0.092	$—	$0.780

(1)The fourth quarter dividend paid on January 15, 2025 was $0.230 and is considered a 2024 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
March 31, 2023	April 17, 2023		$0.230	$0.230	$—	$—	$—	$—	$0.230
June 30, 2023	July 17, 2023		0.230	0.230	—	—	—	—	0.230
September 29, 2023	October 16, 2023		0.230	0.230	—	—	—	—	0.230
December 29, 2023	January 16, 2024	(1)	0.230	0.230	—	—	—	—	0.230
Total			$0.920	$0.920	$—	$—	$—	$—	$0.920

(1)The fourth quarter dividend paid on January 16, 2024 was $0.230 and is considered a 2023 dividend for U.S. federal income tax purposes.

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Accumulated Other Comprehensive Income (Loss) beginning of period	$(4,866)	$(13,853)	$(21,009)
Gain (loss) on available for sale securities, net of tax	731	8,987	7,156
Accumulated Other Comprehensive Income (Loss) end of period	$(4,135)	$(4,866)	$(13,853)

10. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of December 31, 2025, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $76.8 million, and a single-tenant office building in Oakland County, MI with a book value of $8.6 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

11. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2025, 2024, and 2023 consist of the following:

	Year Ended December 31,
($ in thousands except share amounts)	2025	2024	2023
Basic and Diluted Net income (loss) available for Class A common shareholders	$64,182	$108,255	$101,125
Weighted average shares outstanding:
Basic	125,483,693	125,576,784	124,667,877
Diluted	126,194,691	125,785,295	124,882,398

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2025, 2024, and 2023 consist of the following:

	Year Ended December 31,
(In thousands except share and per share amounts) (1)	2025	2024	2023
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$64,182	$108,255	$101,125
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,483,693	125,576,784	124,667,877
Basic net income (loss) per share of Class A common stock	$0.51	$0.86	$0.81

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$64,182	$108,255	$101,125
Diluted net income (loss) attributable to Class A common shareholders	64,182	108,255	101,125
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,483,693	125,576,784	124,667,877
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	710,998	208,511	214,521
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	126,194,691	125,785,295	124,882,398
Diluted net income (loss) per share of Class A common stock	$0.51	$0.86	$0.81

(1)The Company applies the treasury stock method.
(2)There were 8,438, 274,353 and 367,001 anti-dilutive shares for the years ended December 31, 2025, 2024 and 2023, respectively.
12. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense	$20,329	$18,829	$18,577
Total Stock-Based Compensation Expense	$20,329	$18,829	$18,577

(1)Variance between twelve months ended December 31, 2025, 2024, and 2023 is primarily due to timing of 2023, 2024 and 2025 employee stock and bonus compensation.

A summary of the grants is presented below:

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	1,852,016	$11.67	1,855,541	$10.70	1,417,561	$11.58

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at December 31, 2025 and changes during 2025 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2024	2,020,752	$12.28	623,788
Granted	1,852,016	11.67	—
Vested	(1,778,588)	11.49	—
Expired	—	—	(439,760)
Nonvested/Outstanding at December 31, 2025	2,094,180	$12.42	184,028

Exercisable at December 31, 2025 (1)			184,028

(1)The weighted average exercise price of outstanding options is $11.86 at December 31, 2025.

At December 31, 2025, there was $10.2 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 32.0 months, with a weighted average remaining vesting period of 21.8 months.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis or amortized cost/par, at December 31, 2025 and December 31, 2024 are as follows ($ in thousands):

December 31, 2025

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$2,070,492		$2,069,307	$2,064,922	Internal model	5.31%	2.97
CMBS interest-only(1)	347,200	(2)	1,283	1,275	Internal model	8.63%	0.52
GNMA interest-only(3)	29,203	(2)	95	167	Internal model	9.24%	3.27
Agency securities(1)	2		2	2	Internal model	3.04%	0.19
Corporate bonds(1)	9,250		9,231	9,240	Internal model	8.58%	2.60
Equity securities(3)	N/A		12,910	12,699	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	2,234,346		2,217,375	2,214,987	Discounted Cash Flow(5)	7.76%	1.57
Mortgage loan receivables held for sale	31,350		27,986	27,986	Internal model, third-party inputs(6)	4.57%	6.92
Nonhedge derivatives(1)(7)	113,500		264	264	Counterparty quotations	N/A	0.22

Liabilities:
Repurchase agreements - short-term	627,012		627,012	627,012	Cost plus Accrued Interest(8)	4.29%	0.04
Unsecured Revolving Credit Facility	280,000		280,000	280,000	(9)	2.42%	2.97
Mortgage loan financing	386,543		388,195	385,460	Discounted Cash Flow	5.88%	4.01
Senior unsecured notes	2,233,409		2,215,195	2,265,416	Internal model	5.29%	3.54

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $47.1 million at December 31, 2025.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2025 and December 31, 2024 ($ in thousands):

December 31, 2025

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$2,061,579		$—	$2,056,177	$—	$2,056,177
CMBS interest-only(1)	339,241	(2)	—	1,171	—	1,171
GNMA interest-only(3)	29,203	(2)	—	167	—	167
Agency securities(1)	2		—	2	—	2
Corporate bonds(1)	9,250		—	9,240	—	9,240
Equity securities	N/A		12,699	—	—	12,699
Nonhedge derivatives(4)	113,500		264	—	—	264
			$12,963	$2,066,757	$—	$2,079,720

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$2,234,346		$—	$—	$2,214,987	$2,214,987
Mortgage loan receivable held for sale(6)	31,350		—	—	27,986	27,986
CMBS(7)	8,913		—	8,745	—	8,745
CMBS interest-only(7)	7,958		—	104	—	104
			$—	$8,849	$2,242,973	$2,251,822
Liabilities:
Repurchase agreements - short-term	$627,012		$—	$627,012	$—	$627,012
Unsecured Revolving Credit Facility	280,000		—	—	280,000	280,000
Mortgage loan financing	386,543		—	—	385,460	385,460
Senior unsecured notes	2,233,409		—	2,265,416	—	2,265,416
			$—	$2,892,428	$665,460	$3,557,888

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
(5)Balance does not include impact of allowance for current expected credit losses of $47.1 million at December 31, 2025.
(6)A lower of cost or market adjustment was recorded as of December 31, 2025.
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

The Company did not have any Level 3 financial instruments as of December 31, 2025 and December 31, 2024.

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

14. INCOME TAXES

The Company elected to be taxed as a REIT under the Internal Revenue Code (“the Code”), commencing with the taxable year ended December 31, 2015 (the REIT Election”). As such, the Company’s income is generally not subject to U.S. federal, state and local corporate income taxes, or taxes in foreign jurisdictions other than as described below.

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

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Current expense (benefit)
U.S. federal	$973	$1,321	$2,204
State and local	494	443	858
Total current expense (benefit)	1,467	1,764	3,062
Deferred expense (benefit)
U.S. federal	1,091	940	964
State and local	935	744	218
Total deferred expense (benefit)	2,026	1,684	1,182
Provision for income tax expense (benefit)	$3,493	$3,448	$4,244

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025
U.S. statutory tax rate	$14,109	21.00%
State and local income tax, net of Federal income tax effect (1)	1,136	1.69%
Foreign tax effects
Cayman Islands non-taxable income	(6,677)	(9.94)%
Change in valuation allowance	73	0.11%
Nontaxable or nondeductible items
REIT income not subject to corporate income tax	(5,822)	(8.67)%
Section 162(m) executive compensation limitation	1,807	2.69%
Other	(146)	(0.22)%
Other Adjustments
Capital loss utilization	(987)	(1.46)%
Effective income tax rate	$3,493	5.20%

(1)State and local taxes in Illinois and New York City made up the majority of the tax effect in this category.

	Year Ended December 31,
	2024	2023
U.S. statutory tax rate	21.00%	21.00%
REIT income not subject to corporate income tax	(16.50)%	(15.22)%
Increase due to state and local taxes	0.47%	1.07%
Change in valuation allowance	(0.09)%	(1.57)%
Offshore non-taxable income	(3.97)%	(3.79)%
Uncertain tax position recorded (released)	—%	0.14%
Section 163(j) interest expense limitation	0.35%	0.17%
REIT income taxes	0.03%	0.14%
Return to provision	0.50%	(0.23)%
Section 162(m) executive compensation limitation	1.51%	1.42%
Other	(0.34)%	0.92%
Effective income tax rate	2.96%	4.05%

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2025 and 2024, the Company’s net deferred tax assets (liabilities) were $(6.7) million and $(4.6) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets (liabilities) is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company has recorded deferred tax assets related to net operating losses in the taxable REIT subsidiaries that are expected to be fully utilized in future periods. The net operating loss subject to unlimited carryforward is $0.9 million as of December 31, 2025.

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2025	December 31, 2024
Deferred Tax Assets
NOL Carryforward	$576	$635
Net unrealized losses	486	486
Capital losses carryforward	—	201
Valuation allowance	—	(201)
Interest expense limitation	2,111	1,974
Valuation allowance	(2,121)	(1,974)
Total Deferred Tax Assets	$1,052	$1,121

	December 31, 2025	December 31, 2024
Deferred Tax Liability
Basis difference in operating partnerships	$7,721	$5,764
Total Deferred Tax Liability	$7,721	$5,764

As of December 31, 2024, the Company had $0.2 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. A portion of these tax attributes expired unused on December 31, 2025.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2025, the tax years 2022-2025 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. Two of the Company’s subsidiary entities are currently under audit in New York City for tax years 2014-2020 and 2024, respectively. The Company does not expect these audits to result in any material changes to the Company’s financial position or performance. In April 2023, a settlement was reached for $2.6 million with New York City pertaining to an audit of the Company for the years 2012-2013 resulting in an incremental income tax expense of $0.2 million for the twelve months ended December 31, 2023. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of December 31, 2025 and 2024 the Company did not have any unrecognized tax benefits. As of December 31, 2025, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

16. COMMITMENTS AND CONTINGENCIES
Leases

As of December 31, 2025, the Company had a $(14.3) million lease liability and a $13.3 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating leases of office space. Right-of use lease assets initially equal the lease liability. During the years ended December 31, 2025 and 2024, the Company recognized $3.7 million and $2.2 million, respectively in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2025 are as follows ($ in thousands):

Period ending December 31,	Minimum Lease Payments
2026	$2,597
2027	2,232
2028	2,306
2029	2,409
2030	2,409
Thereafter	6,220
Total undiscounted cash flows	18,173
Present value discount (1)	(3,909)
Lease liabilities (2)	$14,264

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate, estimated at the time of lease commencement, for similar collateral, which was 6.59%. The average remaining lease term is 7.4 years.
(2)The Company has a five-year extension option on its corporate headquarters office at 320 Park Avenue, New York, New York, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of December 31, 2025, the Company’s off-balance sheet arrangements consisted of $93.4 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 49% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2024, the Company’s off-balance sheet arrangements consisted of $34.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

Unsettled Trades

As of December 31, 2025, there were no material unsettled trades. As of December 31, 2024, the Company had $10.0 million of U.S. Treasury securities traded and not yet settled on its consolidated balance sheet. The U.S. Treasury securities are recorded within other assets, and the related payable is recorded within other liabilities. These balances relate to the Company’s purchase of U.S. Treasury securities with maturities of less than three months, which will be recorded within cash and cash equivalents upon settlement. The payable within other liabilities at December 31, 2024 was paid during the year ended December 31, 2025.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Year ended December 31, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$152,303	$99,689	$264	$14,638	$266,894
Interest expense	(14,653)	(11,621)	(25,490)	(123,153)	(174,917)
Net interest income (expense)	137,650	88,068	(25,226)	(108,515)	91,977
(Provision for) release of loan loss reserves	157	—	—	—	157
Net interest income (expense) after provision for (release of) loan reserves	137,807	88,068	(25,226)	(108,515)	92,134
Other income (loss)
Real estate operating income	—	—	99,308	—	99,308
Net result from mortgage loan receivables held for sale	4,716	—	—	—	4,716
Gain (loss) on real estate, net	—	—	3,807	—	3,807
Fee and other income	8,860	6,069	66	—	14,995
Net result from derivative transactions	1,301	—	42	492	1,835
Earnings (loss) from investment in unconsolidated ventures	—	—	(1,415)	—	(1,415)
Gain (loss) on extinguishment of debt	—	—	—	151	151
Total other income (loss)	14,877	6,069	101,808	643	123,397
Costs and expenses
Compensation and employee benefits	—	—	—	(52,735)	(52,735)
Operating expenses	—	—	—	(19,426)	(19,426)
Real estate operating expenses	—	—	(40,475)	—	(40,475)
Investment related expenses	(1,478)	(178)	(493)	(1,563)	(3,712)
Depreciation and amortization	—	—	(31,550)	(445)	(31,995)
Total costs and expenses	(1,478)	(178)	(72,518)	(74,169)	(148,343)
Income (loss) before taxes	151,206	93,959	4,064	(182,041)	67,188
Income tax (expense) benefit	—	—	—	(3,493)	(3,493)
Segment net income (loss)	$151,206	$93,959	$4,064	$(185,534)	$63,695

Total assets as of December 31, 2025	$2,198,224	$2,088,285	$748,006	$118,035	$5,152,550

Year ended December 31, 2024	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$247,432	$43,069	$352	$67,772	$358,625
Interest expense	(92,187)	(61)	(32,097)	(97,192)	(221,537)
Net interest income (expense)	155,245	43,008	(31,745)	(29,420)	137,088
(Provision for) release of loan loss reserves	(13,933)	—	—	—	(13,933)
Net interest income (expense) after provision for (release of) loan reserves	141,312	43,008	(31,745)	(29,420)	123,155
Other income (loss)
Real estate operating income	—	—	98,681	—	98,681
Net result from mortgage loan receivables held for sale(3)	2,700	—	—	(2,670)	30
Gain (loss) on real estate, net	—	—	25,277	—	25,277
Fee and other income	19,003	(655)	52	300	18,700
Net result from derivative transactions	185	80	248	4,907	5,420
Earnings (loss) from investment in unconsolidated ventures	—	—	(79)	—	(79)
Gain (loss) on extinguishment of debt	—	—	—	188	188
Total other income (loss)	21,888	(575)	124,179	2,725	148,217
Costs and expenses
Compensation and employee benefits	—	—	—	(60,671)	(60,671)
Operating expenses	—	—	—	(19,193)	(19,193)
Real estate operating expenses	—	—	(40,568)	—	(40,568)
Investment related expenses	(4,946)	(183)	(573)	(2,016)	(7,718)
Depreciation and amortization	—	—	(31,888)	(439)	(32,327)
Total costs and expenses	(4,946)	(183)	(73,029)	(82,319)	(160,477)
Income (loss) before taxes	158,254	42,250	19,405	(109,014)	110,895
Income tax (expense) benefit	—	—	—	(3,448)	(3,448)
Segment net income (loss)	$158,254	$42,250	$19,405	$(112,462)	$107,447

Total assets as of December 31, 2024	$1,565,897	$1,080,839	$690,726	$1,507,611	$4,845,073

Year ended December 31, 2023	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$341,840	$32,479	$12	$32,953	$407,284
Interest expense	(122,420)	(3,177)	(31,443)	(88,057)	(245,097)
Net interest income (expense)	219,420	29,302	(31,431)	(55,104)	162,187
(Provision for) release of loan loss reserves	(25,096)	—	—	—	(25,096)
Net interest income (expense) after provision for (release of) loan reserves	194,324	29,302	(31,431)	(55,104)	137,091
Other income (loss)
Real estate operating income	—	—	96,950	—	96,950
Net result from mortgage loan receivables held for sale	(523)	—	—	—	(523)
Gain (loss) on real estate, net	—	—	8,808	—	8,808
Fee and other income	8,237	(232)	300	626	8,931
Net result from derivative transactions	404	595	482	—	1,481
Earnings (loss) from investment in unconsolidated ventures	—	—	758	—	758
Gain (loss) on extinguishment of debt	—	—	—	10,718	10,718
Total other income (loss)	8,118	363	107,298	11,344	127,123
Costs and expenses
Compensation and employee benefits	—	—	—	(63,618)	(63,618)
Operating expenses	—	—	—	(19,503)	(19,503)
Real estate operating expenses	—	—	(37,587)	—	(37,587)
Investment related expenses	(6,310)	(191)	(903)	(1,443)	(8,847)
Depreciation and amortization	—	—	(29,482)	(432)	(29,914)
Total costs and expenses	(6,310)	(191)	(67,972)	(84,996)	(159,469)
Income (loss) before taxes	196,132	29,474	7,895	(128,756)	104,745
Income tax (expense) benefit	—	—	—	(4,244)	(4,244)
Segment net income (loss)	$196,132	$29,474	$7,895	$(133,000)	$100,501

Total assets as of December 31, 2023	$3,138,794	$485,533	$733,319	$1,155,031	$5,512,677

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $44.5 million, $19.9 million and $6.9 million as of December 31, 2025, 2024 and 2023, respectively. This segment also includes the Company’s capital improvements of real estate of $8.3 million, $6.5 million and $4.4 million as of December 31, 2025, 2024 and 2023, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. Corporate/Other includes the Company’s investment in FHLB stock of $5.2 million as of December 31, 2023 and the Company’s senior unsecured notes of $2.2 billion, $2.0 billion and $1.6 billion as of December 31, 2025, 2024 and 2023, respectively. Corporate/Other also includes the Company’s stock-based compensation expense of $20.3 million, $18.8 million and $18.6 million, within compensation and employee benefits as of December 31, 2025, 2024 and 2023, respectively.
(3)Includes $3.6 million of realized gains from sales of conduit mortgage loans collateralized by net leased properties in the Company’s real estate segment that eliminate in consolidation for the year ended December 31, 2025.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no additional disclosure is necessary.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2025
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total
Real Estate:
Retail Property in Newburgh, IN	$856	$126	$954	$178	$—	$126	$954	$178	$1,258	$(160)	10/13/20	2020	45 years
Retail Property in Newburgh, IN	905	213	873	220	—	213	873	220	1,306	(183)	03/16/20	2020	45 years
Retail Property in Isanti, MN	990	249	894	297	—	249	894	297	1,440	(174)	03/16/20	2020	55 years
Retail Property in Little Falls, MN	847	199	783	249	—	199	783	249	1,231	(162)	03/10/20	2020	55 years
Retail Property in Waterloo, IA	853	130	896	214	—	130	896	214	1,240	(184)	01/30/20	2019	45 years
Retail Property in Sioux City, IA	909	220	876	222	—	220	876	222	1,318	(189)	01/30/20	2019	45 years
Retail Property in Wardsville, MO	978	257	919	202	—	257	919	202	1,378	(202)	11/22/19	2019	40 years
Retail Property in Kincheloe, MI	883	58	939	229	—	58	939	229	1,226	(199)	11/22/19	2019	45 years
Retail Property in Clinton, IN	1,034	269	954	204	—	269	954	204	1,427	(191)	11/22/19	2019	44 years
Retail Property in Saginaw, MI	950	96	1,014	210	—	96	1,014	210	1,320	(222)	10/04/19	2019	45 years
Retail Property in Rolla, MO	933	110	1,011	188	—	110	1,011	188	1,309	(224)	10/04/19	2019	40 years
Retail Property in Sullivan, IL	1,173	340	981	257	—	340	981	257	1,578	(200)	09/13/19	2019	50 years
Retail Property in Becker, MN	932	136	922	188	—	136	922	188	1,246	(182)	09/13/19	2019	55 years
Retail Property in Adrian, MO	857	136	884	191	—	136	884	191	1,211	(191)	09/13/19	2019	45 years
Retail Property in Chillicothe, IL	1,023	227	1,047	245	—	227	1,047	245	1,519	(218)	09/05/19	2019	50 years
Retail Property in Poseyville, IN	866	160	947	194	—	160	947	194	1,301	(202)	08/13/19	2019	44 years
Retail Property in Dexter, MO	869	141	890	177	—	141	890	177	1,208	(195)	07/09/19	2019	40 years
Retail Property in Hubbard Lake, MI	910	40	1,017	203	—	40	1,017	203	1,260	(226)	07/09/19	2019	40 years
Retail Property in Fayette, MO	1,080	107	1,168	219	—	107	1,168	219	1,494	(259)	06/26/19	2019	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total
Retail Property in Centralia, IL	939	200	913	193	—	200	913	193	1,306	(226)	04/25/19	2019	40 years
Retail Property in Trenton, MO	882	396	628	202	—	396	628	202	1,226	(226)	02/26/19	2019	30 years
Retail Property in Houghton Lake, MI	945	124	939	241	—	124	939	241	1,304	(237)	02/26/19	2018	40 years
Retail Property in Pelican Rapids, MN	903	78	1,016	169	—	78	1,016	169	1,263	(310)	12/26/18	2018	30 years
Retail Property in Carthage, MO	832	225	766	176	—	225	766	176	1,167	(205)	12/26/18	2018	40 years
Retail Property in Bolivar, MO	880	186	876	182	—	186	876	182	1,244	(226)	12/26/18	2018	40 years
Retail Property in Pinconning, MI	937	167	905	221	—	167	905	221	1,293	(211)	12/06/18	2018	45 years
Retail Property in New Hampton, IA	1,002	177	1,111	187	—	177	1,111	187	1,475	(313)	11/30/18	2018	35 years
Retail Property in Ogden, IA	855	107	931	153	—	107	931	153	1,191	(272)	10/03/18	2018	35 years
Retail Property in Wonder Lake, IL	934	221	888	214	—	221	888	214	1,323	(268)	04/12/18	2017	39 years
Retail Property in Moscow Mills, MO	983	161	945	203	—	161	945	203	1,309	(260)	04/12/18	2018	45 years
Retail Property in Foley, MN	882	238	823	172	—	238	823	172	1,233	(274)	04/12/18	2018	35 years
Retail Property in Kirbyville, MO	869	98	965	155	—	98	965	155	1,218	(261)	04/02/18	2018	40 years
Retail Property in Gladwin, MI	882	88	951	203	—	88	951	203	1,242	(244)	04/02/18	2017	45 years
Retail Property in Rockford, MN	893	187	850	207	—	187	850	207	1,244	(349)	12/08/17	2017	30 years
Retail Property in Winterset, IA	942	272	830	200	—	272	830	200	1,302	(276)	12/08/17	2017	35 years
Retail Property in Kawkawlin, MI	925	242	871	179	—	242	871	179	1,292	(314)	10/05/17	2017	30 years
Retail Property in Aroma Park, IL	946	223	869	164	—	223	869	164	1,256	(265)	10/05/17	2017	35 years
Retail Property in East Peoria, IL	1,016	233	998	161	—	233	998	161	1,392	(297)	10/05/17	2017	40 years
Retail Property in Milford, IA	982	254	883	217	—	254	883	217	1,354	(277)	09/08/17	2017	40 years
Retail Property in Jefferson City, MO	934	164	966	205	—	164	966	205	1,335	(295)	06/02/17	2016	40 years
Retail Property in Denver, IA	888	198	840	191	—	198	840	191	1,229	(286)	05/31/17	2017	35 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total
Retail Property in Port O'Connor, TX	939	167	937	200	—	167	937	200	1,304	(320)	05/25/17	2017	35 years
Retail Property in Wabasha, MN	954	237	912	214	—	237	912	214	1,363	(341)	05/25/17	2016	35 years
Office in Jacksonville, FL	82,441	13,290	106,601	21,362	17,000	13,290	123,601	21,362	158,253	(43,327)	05/23/17	1989	36 years
Retail Property in Shelbyville, IL	853	189	849	199	—	189	849	199	1,237	(276)	05/23/17	2016	40 years
Retail Property in Jesup, IA	874	119	890	191	—	119	890	191	1,200	(301)	05/05/17	2017	35 years
Retail Property in Hanna City, IL	855	174	925	132	—	174	925	132	1,231	(297)	04/11/17	2016	39 years
Retail Property in Ridgedale, MO	981	250	928	187	—	250	928	187	1,365	(299)	03/09/17	2016	40 years
Retail Property in Peoria, IL	893	209	933	133	—	209	933	133	1,275	(314)	02/06/17	2016	35 years
Retail Property in Carmi, IL	1,087	286	916	239	—	286	916	239	1,441	(301)	02/03/17	2016	40 years
Retail Property in Springfield, IL	990	391	784	227	—	393	789	224	1,406	(273)	11/16/16	2016	40 years
Retail Property in Fayetteville, NC	4,824	1,379	3,121	2,472	—	1,379	3,121	2,471	6,971	(2,173)	11/15/16	2008	37 years
Retail Property in Dryden Township, MI	900	178	893	201	—	178	899	202	1,279	(293)	10/26/16	2016	40 years
Retail Property in Lamar, MO	890	164	903	171	—	164	903	171	1,238	(297)	07/22/16	2016	40 years
Retail Property in Union, MO	934	267	867	207	—	267	867	207	1,341	(316)	07/01/16	2016	40 years
Retail Property in Pawnee, IL	934	249	775	206	—	249	775	206	1,230	(288)	07/01/16	2016	40 years
Retail Property in Linn, MO	849	89	920	183	—	89	920	183	1,192	(308)	06/30/16	2016	40 years
Retail Property in Cape Girardeau, MO	1,040	453	702	217	—	453	702	217	1,372	(270)	06/30/16	2016	40 years
Retail Property in Decatur-Pershing, IL	1,038	395	924	155	—	395	924	155	1,474	(307)	06/30/16	2016	40 years
Retail Property in Rantoul, IL	913	100	1,023	178	—	100	1,023	178	1,301	(319)	06/21/16	2016	40 years
Retail Property in Flora Vista, NM	989	272	864	198	—	272	864	198	1,334	(378)	06/06/16	2016	35 years
Retail Property in Mountain Grove, MO	969	163	1,026	212	—	163	1,026	212	1,401	(352)	06/03/16	2016	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total
Retail Property in Decatur-Sunnyside, IL	959	182	954	139	—	182	954	139	1,275	(313)	06/03/16	2016	40 years
Retail Property in Champaign, IL	1,004	365	915	149	—	365	915	149	1,429	(292)	06/03/16	2016	40 years
Retail Property in San Antonio, TX	899	252	703	196	—	251	702	196	1,149	(298)	05/06/16	2015	35 years
Retail Property in Borger, TX	795	68	800	181	—	68	800	181	1,049	(296)	05/06/16	2016	40 years
Retail Property in Dimmitt, TX	1,071	86	1,077	236	—	85	1,074	236	1,395	(383)	04/26/16	2016	40 years
Retail Property in St. Charles, MN	974	200	843	226	—	200	843	226	1,269	(379)	04/26/16	2016	30 years
Retail Property in Philo, IL	937	160	889	189	—	160	889	189	1,238	(291)	04/26/16	2016	40 years
Retail Property in Radford, VA	1,120	411	896	256	—	411	896	256	1,563	(417)	12/23/15	2015	40 years
Retail Property in Rural Retreat, VA	1,002	328	811	260	—	328	811	260	1,399	(363)	12/23/15	2015	40 years
Retail Property in Albion, PA	1,086	100	1,033	392	—	100	1,033	392	1,525	(613)	12/23/15	2015	50 years
Retail Property in Mount Vernon, AL	910	187	876	174	—	187	876	174	1,237	(350)	12/23/15	2015	44 years
Retail Property in Malone, NY	1,071	183	1,154	—	166	183	1,320	—	1,503	(416)	12/16/15	2015	39 years
Retail Property in Mercedes, TX	826	257	874	132	—	257	874	132	1,263	(290)	12/16/15	2015	45 years
Retail Property in Gordonville, MO	—	247	787	173	—	247	787	173	1,207	(292)	11/10/15	2015	40 years
Retail Property in Rice, MN	—	200	859	184	—	200	859	184	1,243	(423)	10/28/15	2015	30 years
Retail Property in Farmington, IL	—	96	1,161	150	—	96	1,161	150	1,407	(378)	10/23/15	2015	40 years
Retail Property in Grove, OK	—	402	4,364	817	—	402	4,364	817	5,583	(1,738)	10/20/15	2012	37 years
Retail Property in Bloomington, IL	—	173	984	138	—	173	984	138	1,295	(338)	10/14/15	2015	40 years
Retail Property in Montrose, MN	—	149	876	169	—	149	876	169	1,194	(426)	10/14/15	2015	30 years
Retail Property in Lincoln County , MO	—	149	800	188	—	149	800	188	1,137	(298)	10/14/15	2015	40 years
Retail Property in Wilmington, IL	—	161	1,078	160	—	161	1,078	160	1,399	(368)	10/07/15	2015	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total
Retail Property in Danville, IL	—	158	870	132	—	158	870	132	1,160	(281)	10/07/15	2015	40 years
Retail Property in Moultrie, GA	—	170	962	173	—	170	962	173	1,305	(455)	09/22/15	2014	44 years
Retail Property in Rose Hill, NC	—	245	972	203	—	245	972	203	1,420	(441)	09/22/15	2014	44 years
Retail Property in Rockingham, NC	—	73	922	163	—	73	922	163	1,158	(394)	09/22/15	2014	44 years
Retail Property in Biscoe, NC	846	147	905	164	—	147	905	164	1,216	(401)	09/22/15	2014	44 years
Retail Property in De Soto, IA	—	139	796	176	—	139	796	176	1,111	(317)	09/08/15	2015	35 years
Retail Property in Kerrville, TX	—	186	849	200	—	186	849	200	1,235	(396)	08/28/15	2015	35 years
Retail Property in Floresville, TX	—	268	828	216	—	268	828	216	1,312	(401)	08/28/15	2015	35 years
Retail Property in Minot, ND	—	1,856	4,472	618	—	1,856	4,472	618	6,946	(1,569)	08/19/15	2012	38 years
Retail Property in Lebanon, MI	—	359	724	178	—	359	724	178	1,261	(281)	08/14/15	2015	40 years
Retail Property in Effingham County, IL	—	273	774	205	—	273	774	205	1,252	(324)	08/10/15	2015	40 years
Retail Property in Ponce, Puerto Rico	—	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(2,375)	08/03/15	2012	37 years
Retail Property in Tremont, IL	—	164	860	168	—	164	860	168	1,192	(344)	06/25/15	2015	35 years
Retail Property in Pleasanton, TX	—	311	850	216	—	311	850	216	1,377	(399)	06/24/15	2015	35 years
Retail Property in Peoria, IL	—	180	934	179	—	180	934	179	1,293	(374)	06/24/15	2015	35 years
Retail Property in Bridgeport, IL	—	192	874	175	—	192	874	175	1,241	(348)	06/24/15	2015	35 years
Retail Property in Warren, MN	—	108	825	157	—	108	825	157	1,090	(398)	06/24/15	2015	30 years
Retail Property in Canyon Lake, TX	—	291	932	220	—	291	932	220	1,443	(415)	06/18/15	2015	35 years
Retail Property in Wheeler, TX	—	53	887	188	—	53	887	188	1,128	(394)	06/18/15	2015	35 years
Retail Property in Aurora, MN	621	126	709	157	—	126	709	157	992	(283)	06/18/15	2015	40 years
Retail Property in Red Oak, IA	—	190	839	179	—	190	839	179	1,208	(408)	05/07/15	2014	35 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total
Retail Property in Zapata, TX	—	62	998	145	—	62	998	145	1,205	(507)	05/07/15	2015	35 years
Retail Property in St. Francis, MN	—	105	911	163	—	105	911	163	1,179	(491)	03/26/15	2014	35 years
Retail Property in Yorktown, TX	—	97	1,005	199	—	97	1,005	199	1,301	(531)	03/25/15	2015	35 years
Retail Property in Battle Lake, MN	—	136	875	157	—	136	875	157	1,168	(512)	03/25/15	2014	30 years
Retail Property in Paynesville, MN	—	246	816	192	—	246	816	192	1,254	(425)	03/05/15	2015	40 years
Retail Property in Wheaton, MO	—	73	800	97	—	73	800	97	970	(359)	03/05/15	2015	40 years
Retail Property in Rotterdam, NY	9,023	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(6,811)	03/03/15	1996	20 years
Retail Property in Hilliard, OH	—	654	4,870	860	—	654	4,870	860	6,384	(1,962)	03/02/15	2007	41 years
Retail Property in Niles, OH	—	437	4,084	680	—	437	4,084	680	5,201	(1,633)	03/02/15	2007	41 years
Retail Property in Youngstown, OH	3,784	380	4,363	658	—	380	4,363	658	5,401	(1,780)	02/20/15	2005	40 years
Retail Property in Iberia, MO	—	130	1,033	165	—	130	1,033	165	1,328	(472)	01/23/15	2015	39 years
Retail Property in Pine Island, MN	—	112	845	185	—	112	845	185	1,142	(455)	01/23/15	2014	40 years
Retail Property in Isle, MN	—	120	787	171	—	120	787	171	1,078	(439)	01/23/15	2014	40 years
Retail Property in Evansville, IN	—	1,788	6,348	864	—	1,788	6,348	864	9,000	(2,893)	11/26/14	2014	35 years
Retail Property in Springfield, MO	—	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(3,455)	11/04/14	2011	37 years
Retail Property in Cedar Rapids, IA	—	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(4,372)	11/04/14	2012	30 years
Retail Property in Fairfield, IA	—	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(3,855)	11/04/14	2011	37 years
Retail Property in Owatonna, MN	—	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(3,681)	11/04/14	2010	36 years
Retail Property in Muscatine, IA	—	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(3,611)	11/04/14	2013	29 years
Retail Property in Sheldon, IA	—	633	3,053	708	—	633	3,053	708	4,394	(1,577)	11/04/14	2011	37 years
Retail Property in Memphis, TN	—	1,986	2,800	803	—	1,986	2,800	803	5,589	(2,881)	10/24/14	1962	15 years
Retail Property in O'Fallon, IL	—	2,488	5,388	1,064	—	2,488	5,388	1,064	8,940	(5,239)	08/08/14	1984	15 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total
Retail Property in Durant, OK	3,267	594	3,900	498	—	594	3,900	498	4,992	(1,662)	01/28/13	2007	40 years
Retail Property in Gallatin, TN	3,180	1,725	2,616	721	—	1,725	2,616	721	5,062	(1,474)	12/28/12	2007	40 years
Retail Property in Mt. Airy, NC	2,927	729	3,353	621	—	729	3,353	621	4,703	(1,653)	12/27/12	2007	39 years
Retail Property in Aiken, SC	3,923	1,588	3,480	858	—	1,588	3,480	858	5,926	(1,801)	12/21/12	2008	41 years
Retail Property in Johnson City, TN	3,381	917	3,607	739	—	917	3,607	739	5,263	(1,813)	12/21/12	2007	40 years
Retail Property in Palmview, TX	4,158	938	4,837	1,044	—	938	4,837	1,044	6,819	(2,093)	12/19/12	2012	44 years
Retail Property in Ooltewah, TN	3,579	903	3,957	843	—	903	3,957	843	5,703	(1,944)	12/18/12	2008	41 years
Retail Property in Abingdon, VA	3,008	682	3,733	666	—	682	3,733	666	5,081	(1,840)	12/18/12	2006	41 years
Retail Property in Vineland, NJ	17,203	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(11,142)	09/21/12	2003	30 years
Retail Property in Saratoga Springs, NY	15,574	748	13,936	5,538	—	748	13,936	5,538	20,222	(10,676)	09/21/12	1994	27 years
Retail Property in Mooresville, NC	13,690	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	(9,374)	09/21/12	2000	24 years
Retail Property in DeLeon Springs, FL	990	239	782	221	—	239	782	221	1,242	(660)	08/13/12	2011	35 years
Retail Property in Orange City, FL	1,040	229	853	235	—	229	853	235	1,317	(680)	05/23/12	2011	35 years
Retail Property in Satsuma, FL	840	79	821	192	—	79	821	192	1,092	(653)	04/19/12	2011	35 years
Retail Property in Greenwood, AR	3,143	1,038	3,415	694	—	1,038	3,415	694	5,147	(1,757)	04/12/12	2009	43 years
Retail Property in Millbrook, AL	4,265	970	5,972	—	—	970	5,972	—	6,942	(2,589)	03/28/12	2008	32 years
Retail Property in Spartanburg, SC	3,300	828	2,567	772	—	828	2,567	772	4,167	(1,654)	01/14/11	2007	42 years
Retail Property in Tupelo, MS	4,487	1,120	3,070	939	—	1,120	3,070	939	5,129	(1,898)	08/13/10	2007	47 years
Retail Property in Lilburn, GA	—	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791	(2,195)	08/12/10	2007	47 years
Retail Property in Douglasville, GA	4,688	1,717	2,705	987	—	1,717	2,705	987	5,409	(1,741)	08/12/10	2008	48 years
Retail Property in Elkton, MD	4,315	963	3,049	860	—	963	3,049	860	4,872	(1,845)	07/27/10	2008	49 years
Retail Property in Lexington, SC	4,083	1,644	2,219	869	—	1,644	2,219	869	4,732	(1,554)	06/28/10	2009	48 years
Total Net Lease	$275,215	$81,316	$399,644	$87,528	$17,166	$81,316	$416,817	$87,525	$585,658	$(191,604)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Office in Rockville, MD	$—	$6,302	$12,937	$3,439	$—	$6,301	$12,962	$3,439	$22,702		$(501)	09/29/25	2007	35 years
Office in Carmel, IN	—	12,794	22,827	7,074	359	12,793	23,257	7,074	43,124		(2,691)	04/30/25	1983	14 years
Office in Oakland, CA	—	1,500	6,000	—	—	2,889	4,611	—	7,500		(139)	09/27/24	1928	42 years
Retail in New York, NY	—	8,896	13,750	—	1,321	8,896	15,072	—	23,968		(720)	12/21/23	1985	40 years
Multifamily in Pittsburgh, PA	—	7,141	26,222	1,116	—	7,141	27,018	1,122	35,281		(3,367)	11/01/23	1966	37 years
Multifamily in New York, NY	—	15,824	13,512	1,135	—	15,824	13,760	1,019	30,603		(2,355)	09/19/23	1921	20 years
Office in Houston, TX	—	826	6,322	2,380	2,903	826	9,226	2,380	12,432		(4,535)	11/01/22	1983	28 years
Retail in New York, NY	—	2,434	5,482	—	—	2,434	6,178	—	8,612		(852)	02/11/22	2019	28 years
Hotel in Schaumburg, IL	—	8,029	29,971	—	1,174	8,029	31,145	—	39,174		(11,365)	12/17/21	1983	25 years
Hotel in Omaha, NE	—	2,963	15,237	—	1,562	2,963	16,799	—	19,762		(5,265)	02/27/19	1969	35 years
Apartments in Isla Vista, CA	90,158	36,274	47,694	1,118	3,293	36,274	50,987	1,118	88,379		(11,581)	05/01/18	2009	42 years
Office in Crum Lynne, PA	6,006	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(2,512)	09/29/17	1999	35 years
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	—	2,041	4,391	1,033	7,465		(2,843)	10/14/15	1985	20 years
Office in Oakland County, MI	16,816	1,147	7,707	9,932	12,176	1,147	19,875	9,927	30,949		(22,329)	02/01/13	1989	35 years
	$112,980	$107,574	$218,811	$28,893	$22,788	$108,961	$242,799	$28,778	$380,538		$(71,055)

Total Real Estate	$388,195	$188,890	$618,455	$116,421	$39,954	$190,277	$659,616	$116,303	$966,196	(1)	$(262,659)

(1)      The aggregate cost for U.S. federal income tax purposes is $0.9 billion at December 31, 2025.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2024 to December 31, 2025 ($ in thousands):

Total Real Estate
Balance at December 31, 2024	$904,398
Acquisitions through foreclosures	65,372
Improvements	9,844
Dispositions and write-offs	(13,418)
Balance at December 31, 2025	$966,196

The following table reconciles real estate from December 31, 2023 to December 31, 2024 ($ in thousands):

Total Real Estate
Balance at December 31, 2023	$947,226
Acquisitions through foreclosures	48,796
Improvements	6,497
Dispositions and write-offs	(98,121)
Balance at December 31, 2024	$904,398

The following table reconciles real estate from December 31, 2022 to December 31, 2023 ($ in thousands):

Total Real Estate
Balance at December 31, 2022	$899,144
Acquisitions through foreclosures	87,598
Improvements	4,374
Dispositions and write-offs	(43,890)
Balance at December 31, 2023	$947,226

Reconciliation of Accumulated Depreciation and Amortization Expense:

The following table reconciles accumulated depreciation and amortization from December 31, 2024 to December 31, 2025 ($ in thousands):

Total Real Estate
Balance at December 31, 2024	$233,595
Depreciation and amortization expense	32,262
Dispositions/write-offs	(3,198)
Balance at December 31, 2025	$262,659

The following table reconciles accumulated depreciation and amortization from December 31, 2023 to December 31, 2024 ($ in thousands):

Total Real Estate

Balance at December 31, 2023	$220,784
Depreciation and amortization expense	32,266
Dispositions/write-offs	(19,455)
Balance at December 31, 2024	$233,595

The following table reconciles accumulated depreciation and amortization from December 31, 2022 to December 31, 2023 ($ in thousands):

Total Real Estate
Balance at December 31, 2022	$199,008
Depreciation and amortization expense	29,791
Dispositions/write-offs	(8,015)
Balance at December 31, 2023	$220,784

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2025
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)			Effective Maturity Dates			Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)
First Mortgages individually >3%
First Mortgage	Office	7.97%			3/6/2026			IO	$—	$228,425	$228,228		$—
First Mortgage	Multi-Family	7.28%			12/6/2027			IO	—	99,050	98,098		—
First Mortgage	Multi-Family	7.00%			8/6/2028			IO	—	98,738	97,791		—
First Mortgage	Office	8.55%			11/6/2026			IO	—	80,000	79,629		—
First Mortgage	Multi-Family	7.01%			8/6/2028			IO	—	74,000	73,354		—
First Mortgages individually <3%
First Mortgage	Multi-Family, Office, Industrial, Mixed, Land, Retail, Hotel	4.25%	—	13.81%	2024	—	2032	IO, P&I	—	1,678,161	1,660,948		129,679
Total First Mortgages									—	2,258,374	2,238,048		129,679
Subordinated Mortgages individually <3%
Subordinate Mortgage	Hotel	11.00%	—	11.66%	2025	—	2027	IO	31,207	7,322	7,313		—
Total Subordinated Mortgages									31,207	7,322	7,313		—
Total Mortgages									31,207	2,265,696	2,245,361		129,679
Allowance for credit losses									N/A	N/A	(47,137)	(4)	N/A
Total Mortgages after Allowance for Credit Losses									$31,207	$2,265,696	$2,198,224	(5)(6)	$129,679

(1)    Interest rates as of December 31, 2025.
(2)    IO = Interest only. P&I = Principal and Interest.
(3)    Represents principal amount of loans on non-accrual status. The carrying value of loans on non-accrual status was $129.7 million as of December 31, 2025. Refer to the Allowance for Credit Losses and Non-Accrual Status section of Note 3, Mortgage Loan Receivables, for further detail.
(4)    Refer to Note 3, Mortgage Loan Receivables, for further detail.
(5)    The aggregate cost for U.S. federal income tax purposes is $2.2 billion.
(6)     Includes $28.0 million of mortgage loans held for sale as of December 31, 2025.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2022 to December 31, 2025 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables
Balance December 31, 2024	$1,591,322	$(52,323)	$26,898	$1,565,897
Origination of mortgage loan receivables	1,294,976	—	63,360	1,358,336
Repayment of mortgage loan receivables	(609,028)	—	(141)	(609,169)
Proceeds from sales of mortgage loan receivables	—	—	(66,847)	(66,847)
Non-cash disposition of loan via foreclosure	(65,078)	—	—	(65,078)
Realized gain on sale of mortgage loan receivables	—	—	4,716	4,716
Accretion/amortization of discount, premium and other fees	10,183	—	—	10,183
Charge-offs	(5,000)	5,000	—	—
Release of provision for current expected credit loss, net	—	186	—	186
Balance December 31, 2025	$2,217,375	$(47,137)	$27,986	$2,198,224

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2023	$3,155,089	$(43,165)	$26,868	$3,138,792
Origination of mortgage loan receivables	195,232	—	—	195,232
Repayment of mortgage loan receivables	(1,720,643)	—	—	(1,720,643)
Non-cash disposition of loan via foreclosure	(52,975)	5,023	—	(47,952)
Realized gain on sale of mortgage loan receivables	—	—	30	30
Accretion/amortization of discount, premium and other fees	14,619	—	—	14,619
Release of provision for current expected credit loss, net	—	(14,181)	—	(14,181)
Balance December 31, 2024	$1,591,322	$(52,323)	$26,898	$1,565,897

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable		Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2022	$3,885,746		$(20,755)	$27,391	$3,892,382
Origination of mortgage loan receivables	68,415	1	—	—	68,415
Repayment of mortgage loan receivables	(726,710)		—	—	(726,710)
Non-cash disposition of loan via foreclosure	(91,408)		2,700	—	(88,708)
Realized gain on sale of mortgage loan receivables	—		—	(523)	(523)
Accretion/amortization of discount, premium and other fees	19,046		—	—	19,046
Release of provision for current expected credit loss, net	—		(25,110)	—	(25,110)
Balance December 31, 2023	$3,155,089		$(43,165)	$26,868	$3,138,792

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

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual 2026 meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual 2026 meeting of stockholders and is incorporated herein by reference.

The information required by Item 12 regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual 2026 meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual 2026 meeting of stockholders and is incorporated herein by reference.

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
4.7
Credit and Guaranty Agreement, dated as of December 20, 2024, by and among Ladder Capital Finance Holdings LLLP, Ladder Corporate Revolver I LLC, Ladder Capital Finance Corporation, Ladder Capital Corp, certain subsidiary guarantors, the lenders party hereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2024)

4.8
Incremental Commitment Joinder No. 1, dated January 2, 2025, by and among Ladder Capital Finance Holdings LLLP, Ladder Corporate Revolver I LLC, Ladder Capital Finance Corporation, Ladder Capital Corp, certain subsidiary guarantors, the lenders party hereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on February 10, 2025)

4.9
First Supplemental Indenture, dated as of July 3, 2025, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, Ladder Capital Corp and Wilmington Trust, National Association, as trustee, to the Indenture dated as of June 23, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 3, 2025)

10.1
Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of December 31, 2014, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2015)

10.2
Amendment to Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of November 30, 2015, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 7, 2016)

10.3 #	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.4 #	Harris Third Amended and Restated Employment Agreement, dated as of May 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.5 #
McCormack Second Amended and Restated Employment Agreement, dated as of January 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2018)

10.6 #	Ladder Capital Corp 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (filed on June 13, 2014))
10.7 #	Ladder Capital Corp 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2023)
10.8 #	Form of Restricted Stock Award Agreement - New Management (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on February 12, 2024)
10.9 #	Form of Restricted Stock Award Agreement - Employees (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 12, 2024)
10.10 #	Form of Restricted Stock Award Agreement - New Management
10.11 #	Form of Restricted Stock Award Agreement - Employees
10.12 #	Form of Restricted Stock Award Agreement - Directors
10.13 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.14
Second Amended and Restated Registration Rights Agreement, dated as of March 3, 2017, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP and each of the Ladder Investors (as defined therein) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 3, 2017)

10.15 #
Amended and Restated Employment Agreement, dated June 15, 2023, between Ladder Capital Finance LLC and Paul J. Miceli (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2023)

10.16 #
Employment Agreement, dated June 15, 2023, between Ladder Capital Finance LLC and Kelly Porcella (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2023)

10.17 #
Amendment No. 1 to Credit and Guaranty Agreement, dated as of September 15, 2025, by and among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, Ladder Capital Corp, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2025)

19.1	Ladder Capital Insider Trading Policy
21.1	Subsidiaries of Ladder Capital Corp
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company’s Registration Statement on Form S-3 filed on June 23, 2025)
23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy, dated November 6, 2023, by Ladder Capital Corp (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 12, 2024)
101	101.SCH* iXBRL Schema Document.
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

LADDER CAPITAL CORP
(Registrant)

Date: February 9, 2026	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2026
Brian Harris

/s/ PAUL J. MICELI	Chief Financial Officer (Principal Financial Officer)	February 9, 2026
Paul J. Miceli

/s/ ANTHONY V. ESPOSITO	Chief Accounting Officer (Principal Accounting Officer)	February 9, 2026
Anthony V. Esposito

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 9, 2026
Alan Fishman

/s/ MARK ALEXANDER	Director	February 9, 2026
Mark Alexander

/s/ DOUGLAS DURST	Director	February 9, 2026
Douglas Durst

/s/ PAMELA MCCORMACK	Director	February 9, 2026
Pamela McCormack

/s/ JEFFREY STEINER	Director	February 9, 2026
Jeffrey Steiner

/s/ DAVID WEINER	Director	February 9, 2026
David Weiner