Form 10-Q
period 2026-03-31
Ladder Capital Corp
filed 2026-04-27
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2026
Class A common stock, $0.001 par value	127,668,084
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2026

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025 (“the Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (the “SEC”);
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
•geopolitical uncertainty, including the ongoing U.S. and Israeli military conflict with Iran and related disruptions to global energy and shipping markets, the protracted war between Russia and Ukraine, U.S. military operations in Venezuela, rising U.S.-China tensions, and other armed conflicts, military interventions, or sanctions regimes, and the broader economic and market impacts thereof, including potential effects on interest rates, inflation, credit markets, and commercial real estate values;
•changes or volatility in general economic conditions and in the commercial finance and the real estate markets;
•risks inherent in the ownership and operation of real estate, including risks related to property management, leasing, tenant defaults, property maintenance, renovation costs, property taxes and compliance with environmental laws and regulations;
•acts of God such as hurricanes, floods, earthquakes, droughts, wildfires and other natural disasters, pandemics or outbreaks of infectious disease, acts of war or terrorism, and other events that may cause unanticipated and uninsured performance declines or losses to us or the owners and operators of the real estate securing our investments;
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
4

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
•shifts in population growth, migration patterns, or workforce availability that may affect demand for commercial real estate;
•the inability of insurance covering real estate underlying our loans and investments to cover all losses;
•fraud by potential borrowers or their inability to complete their business plans;
•our ability to attract and retain qualified originators;
•cybersecurity risks, including the possibility of system outages resulting from cyber incidents and artificial intelligence (“AI”)-enabled attacks such as deepfakes;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2026	December 31, 2025(1)
	(Unaudited)
Assets
Cash and cash equivalents	$33,057	$37,953
Restricted cash	18,517	14,888
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,606,374	2,217,375
Allowance for credit losses	(47,109)	(47,137)
Mortgage loan receivables held for sale	27,628	27,986
Securities	2,073,679	2,088,285
Real estate and related lease intangibles, net	775,718	703,537
Investments in and advances to unconsolidated ventures	44,212	44,468
Derivative instruments	370	264
Accrued interest receivable	17,840	15,890
Other assets	56,392	49,041
Total assets	$5,606,678	$5,152,550
Liabilities and Equity
Liabilities
Debt obligations, net	$4,027,581	$3,510,402
Dividends payable	30,637	31,819
Accrued expenses	45,095	76,448
Other liabilities	58,830	52,524
Total liabilities	4,162,143	3,671,193
Commitments and contingencies (refer to Note 16)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 130,790,591 and 130,790,591 shares issued and 127,668,084 and 127,233,559 shares outstanding as of March 31, 2026 and December 31, 2025, respectively.	128	127
Additional paid-in capital	1,772,513	1,787,074
Treasury stock, 3,122,507 and 3,557,032 shares, at cost	(32,865)	(39,056)
Retained earnings (dividends in excess of earnings)	(286,826)	(260,084)
Accumulated other comprehensive income (loss)	(5,844)	(4,135)
Total shareholders’ equity	1,447,106	1,483,926
Noncontrolling interests in consolidated ventures	(2,571)	(2,569)
Total equity	1,444,535	1,481,357
Total liabilities and equity	$5,606,678	$5,152,550

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 6.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net interest income
Interest income	$74,221	$64,326
Interest expense	51,204	43,997
Net interest income (expense)	23,017	20,329
Provision for (release of) loan loss reserves, net	(28)	(81)
Net interest income (expense) after provision for (release of) loan loss reserves	23,045	20,410
Other income (loss)
Real estate operating income	27,291	21,773
Net result from mortgage loan receivables held for sale	73	162
Gain (loss) on real estate, net	—	3,807
Fee and other income	1,405	5,285
Net result from derivative transactions	350	323
Earnings (loss) from investment in unconsolidated ventures	(256)	(732)
Gain on extinguishment of debt	—	256
Total other income (loss)	28,863	30,874
Costs and expenses
Compensation and employee benefits	22,324	18,761
Operating expenses	5,094	4,516
Real estate operating expenses	11,258	8,766
Investment related expenses	1,156	1,188
Depreciation and amortization	8,907	7,336
Total costs and expenses	48,739	40,567
Income (loss) before taxes	3,169	10,717
Income tax expense (benefit)	566	(838)
Net income (loss)	2,603	11,555
Net (income) loss attributable to noncontrolling interests in consolidated ventures	2	220
Net income (loss) attributable to Class A common shareholders	$2,605	$11,775

Earnings per share:
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

Weighted average shares outstanding:
Basic	125,399,604	125,628,951
Diluted	126,017,951	126,279,680

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$2,603	$11,555
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	(1,028)	(2,169)
Reclassification adjustment for (gain) loss included in net income (loss)	(681)	(180)
Total other comprehensive income (loss)	(1,709)	(2,349)
Comprehensive income (loss)	894	9,206
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	2	220
Comprehensive income (loss) attributable to Class A common shareholders	$896	$9,426

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2025	127,234	$127	$1,787,074	$(39,056)	$(260,084)	$(4,135)	$(2,569)	$1,481,357
Amortization of equity based compensation	—	—	14,159	—	—	—	—	14,159
Grants of restricted stock	2,701	3	(29,580)	29,580	—	—	—	3
Purchase of treasury stock	(1,322)	(1)	—	(13,394)	—	—	—	(13,395)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(863)	(1)	—	(9,135)	—	—	—	(9,136)
Forfeitures	(83)	—	860	(860)	—	—	—	—
Dividends declared	—	—	—	—	(29,347)	—	—	(29,347)
Net income (loss)	—	—	—	—	2,605	—	(2)	2,603
Other comprehensive income (loss)	—	—	—	—	—	(1,709)	—	(1,709)
Balance, March 31, 2026	127,668	$128	$1,772,513	$(32,865)	$(286,826)	$(5,844)	$(2,571)	$1,444,535

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,603	$11,555
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	—	(256)
Depreciation and amortization	8,907	7,336
Unrealized (gain) loss on derivative instruments	(106)	(35)
Unrealized (gain) loss on securities	1,930	(687)
Provision for (release of) loan loss reserves, net	(28)	(81)
Amortization of equity based compensation	14,159	11,215
Amortization of deferred financing costs included in interest expense	2,608	2,369
Amortization of (premium)/discount on mortgage loan financing included in interest expense	(151)	(178)
Amortization of above- and below-market lease intangibles	(229)	(402)
(Accretion)/amortization of discount, premium and other fees on mortgage loans receivable	(4,534)	(2,747)
(Accretion)/amortization of discount and premium on securities	(75)	(476)
Net result from mortgage loan receivables held for sale	(73)	(162)
Realized (gain) loss on securities	(983)	(541)
(Gain) loss on real estate, net	—	(3,807)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	256	732
Origination of mortgage loan receivables held for sale	(12,496)	(63,360)
Proceeds from sales of mortgage loan receivables held for sale	12,927	—
Change in deferred tax liability	(121)	(459)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,950)	(2,338)
Other assets	(954)	(609)
Accrued expenses and other liabilities	(29,679)	14,204
Net cash provided by (used in) operating activities	(7,989)	(28,727)
Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(555,318)	(253,048)
Repayment of mortgage loan receivables held for investment	91,140	264,008
Purchases of securities	(269,704)	(521,803)
Repayment of securities	121,431	84,477
Basis recovery of interest-only securities	367	496
Proceeds from sales of securities	161,955	39,880
Capital improvements of real estate	(743)	(872)
Proceeds from sale of real estate	—	13,079
Net cash provided by (used in) investing activities	(450,872)	(373,783)
Cash flows from financing activities:
Deferred financing costs paid	(5,363)	(1,681)
Proceeds from borrowings under debt obligations	4,221,953	250
Repayment and repurchase of borrowings under debt obligations	(3,705,938)	(367,008)
Cash dividends paid to Class A common shareholders	(30,529)	(30,739)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(9,135)	(8,707)
Repurchase of treasury stock	(13,394)	(2,317)

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) financing activities	457,594	(410,202)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,267)	(812,712)
Cash, cash equivalents and restricted cash at beginning of period	52,841	1,346,039
Cash, cash equivalents and restricted cash at end of period	$51,574	$533,327

Non-cash investing and financing activities:
Securities purchased, not settled	$5,250	$19
Repayments in transit of securities (other assets)	3,040	582
Repayment in transit of mortgage loans receivable held for investment (other assets)	—	19,822
Non-cash disposition of loans via foreclosure	(79,713)	—
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	79,713	—
Dividends declared, not paid	30,637	29,493

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$33,057	$479,770
Restricted cash	18,517	13,731
Short-term unsettled U.S. Treasury securities classified in other assets on the consolidated balance sheet	—	39,826
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$51,574	$533,327

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an investment grade-rated, internally-managed U.S. real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2026, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, which are included in the Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Allowance for Loan Losses

The Company uses a current expected credit loss (“CECL”) model for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. The Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, fair value of collateral, net operating income of collateral, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve is recorded. In addition, interest receivable on loans is not included in the Company’s CECL calculations as the Company performs timely write offs of aged interest receivable. The Company has made a policy election to write off aged receivables through interest income as opposed to through the CECL provision on its statements of income.

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

3. MORTGAGE LOAN RECEIVABLES

March 31, 2026 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,621,608	$2,603,676		7.99%	1.7
Mezzanine loans	2,704	2,698		11.64%	1.6
Total mortgage loans receivable	2,624,312	2,606,374		7.99%	1.7
Allowance for credit losses	N/A	(47,109)
Total mortgage loan receivables held for investment, net, at amortized cost	2,624,312	2,559,265
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,628	(4)	4.57%	6.7
Total	$2,655,662	$2,586,893	(5)	7.96%	1.7

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of March 31, 2026 are used to calculate weighted average yield for floating rate loans.
(2)Excludes one non-accrual loan with an amortized cost basis of $50.7 million. Refer to “Non-Accrual Status” below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 3.2 years.
(4)As a result of changes in prevailing rates, the Company recorded a lower of cost or market adjustment as of March 31, 2026. The adjustment was calculated using a 4.74% discount rate.
(5)Net of $17.9 million of deferred origination fees and other items as of March 31, 2026.

As of March 31, 2026, $2.3 billion, or 88.1%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $2.3 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of March 31, 2026, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2025 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,227,024	$2,210,062		7.74%	1.6
Mezzanine loans	7,322	7,313		11.24%	0.7
Total mortgage loans receivable	2,234,346	2,217,375		7.76%	1.6
Allowance for credit losses	—	(47,137)
Total mortgage loan receivables held for investment, net, at amortized cost	2,234,346	2,170,238
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,986	(4)	4.57%	6.9
Total	$2,265,696	$2,198,224	(5)	7.71%	2.0

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

As of December 31, 2025, $1.9 billion, or 86.5%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $1.9 billion, 100.0% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2025, $31.4 million, or 100.0%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

For the three months ended March 31, 2026 and 2025, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2025	$2,217,375	$(47,137)	$27,986
Origination of mortgage loan receivables (1)	555,318	—	12,496
Repayment of mortgage loan receivables	(91,140)	—	—
Proceeds from sales of mortgage loan receivables	—	—	(12,927)
Non-cash disposition of loans via foreclosure	(79,713)	—	—
Net result from mortgage loan receivables held for sale (2)	—	—	73
Accretion/amortization of discount, premium and other fees	4,534	—	—
Release (addition) of provision for current expected credit loss, net (3)	—	28	—
Balance, March 31, 2026	$2,606,374	$(47,109)	$27,628

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes unrealized lower of cost or market adjustment of $0.4 million and realized gain on loans held for sale of $0.4 million.
(3)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2024	$1,591,322	$(52,323)	$26,898
Origination of mortgage loan receivables (1)	253,048	—	63,360
Repayment of mortgage loan receivables (2)	(181,873)	—	—
Net result from mortgage loan receivables held for sale (3)	—	—	162
Accretion/amortization of discount, premium and other fees	2,745	—	—
Release (addition) of provision for current expected credit loss, net (4)	—	115	—
Balance, March 31, 2025	$1,665,242	$(52,208)	$90,420

(1)Includes funding of commitments on existing mortgage loans.
(2)Includes $19.8 million of repayments in transit.
(3)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(4)Refer to “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended March 31,
Allowance for Credit Losses	2026	2025
Allowance for credit losses at beginning of period	$47,137	$52,323
Provision for (release of) current expected credit loss, net(1)	(28)	(115)
Allowance for credit losses at end of period	$47,109	$52,208

(1)As of March 31, 2026 and 2025, there were no asset-specific reserves.

Current Expected Credit Loss

As of March 31, 2026, the Company had a $47.6 million allowance for current expected credit losses, of which $47.1 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

As of December 31, 2025, the Company had a $47.7 million allowance for current expected credit losses, of which $47.1 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

The release of loan loss reserves for the three months ended March 31, 2026 was $28 thousand. The allowance represents continued uncertainty related to macroeconomic market conditions affecting commercial real estate.

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

Non-Accrual Status (1)	March 31, 2026(2)	December 31, 2025(3)
Amortized cost basis of loans on non-accrual status	$50,707	$129,679

(1)As of March 31, 2026, $50.7 million of loans on non-accrual status were greater than 90 days past due. As of December 31, 2025, $123.9 million of loans on non-accrual status were greater than 90 days past due. For the three months ended March 31, 2026, the Company did not recognize any interest income on these loans while on non-accrual status. For the three months ended March 31, 2025, the Company recognized $0.5 million of interest income on non-accrual loans. As of December 31, 2025, there was one loan accruing income with an amortized cost basis of $4.6 million that was greater than 90 days past due.
(2)Comprised of one multi-family loan with an amortized cost basis of $50.7 million for which the Company determined no asset-specific reserves were necessary.
(3)Comprised of one multi-family loan with an amortized cost basis of $61.3 million, one hotel loan with an amortized cost basis of $11.9 million and one multi-family loan with an amortized cost basis of $50.7 million, and one office loan with an amortized cost basis of $5.8 million for which the Company determined no asset-specific reserves were necessary.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of March 31, 2026 and December 31, 2025, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of March 31, 2026
Collateral Type	2026	2025	2024	2023	2022 and Earlier	Total (2)
Multifamily	$428,042	$962,762	$89,465	$—	$71,276	$1,551,545
Office	28,458	50,972	—	—	520,925	600,355
Industrial	73,268	138,856	11,431	—	—	223,555
Mixed Use	23,643	61,086	—	—	33,107	117,836
Other	—	48,995	—	—	11,944	60,939
Retail	—	14,862	10,440	—	24,144	49,446
Hospitality	—	—	—	—	2,698	2,698
Subtotal mortgage loans receivable	553,411	1,277,533	111,336	—	664,094	2,606,374
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$553,411	$1,277,533	$111,336	$—	$664,094	$2,606,374

	Amortized Cost Basis by Origination Year as of December 31, 2025
Collateral Type	2025	2024	2023	2022	2021 and Earlier	Total (5)(6)
Multifamily	$959,214	$127,254	$14,648	$22,109	$111,575	$1,234,800
Office	50,895	—	—	55,950	484,565	591,410
Industrial	137,915	11,418	—	—	—	149,333
Mixed Use	79,244	—	—	—	33,111	112,355
Other	48,850	—	—	11,945	—	60,795
Retail	14,848	10,457	—	—	24,121	49,426
Hospitality	—	—	—	—	19,256	19,256
Subtotal mortgage loans receivable	1,290,966	149,129	14,648	90,004	672,628	2,217,375
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (3)(4)	$1,290,966	$149,129	$14,648	$90,004	$672,628	$2,217,375

(1)Not included above is $12.3 million of accrued interest receivable on all loans at March 31, 2026.
(2)For purposes of calculating our CECL allowance, one loan collateralized by a multifamily property utilized valuations of the underlying collateral to calculate the allowance at March 31, 2026.
(3)Not included above is $10.6 million of accrued interest receivable on all loans at December 31, 2025.
(4)For the year ended December 31, 2025, there was a $5.0 million charge-off of an allowance in connection with one office property in Portland, Oregon. The fair value was determined using the sales comparison and direct capitalization approaches. The Company utilized a capitalization rate of 11.0%. The key inputs used to determine fair value were determined to be Level 3 inputs.
(5)For purposes of calculating our CECL allowance, one loan collateralized by an office property, one loan collateralized by a hospitality property and two loans collateralized by multifamily properties utilized valuations of the underlying collateral to calculate the allowance at December 31, 2025.
(6)The Company had one $228.2 million mortgage loan receivable collateralized by an office property in the southeast that represented 10% of the total mortgage loan receivable held for investment at December 31, 2025.

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

Government National Mortgage Association (“GNMA”) interest-only, Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at March 31, 2026 and December 31, 2025 ($ in thousands):

March 31, 2026

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$2,058,009		$2,057,117	$2,560	$(8,512)	$2,051,165	(3)	118	AAA	5.18%	5.27%	3.02
CMBS interest-only(4)	346,619	(4)	917	—	(17)	900	(5)	5	AAA	1.46%	8.57%	0.42
GNMA interest-only(6)	28,941	(4)	94	101	(30)	165		13	AAA	0.69%	9.18%	3.32
Agency securities	1		1	—	—	1		1	AAA	4.00%	2.08%	0.19
Corporate bonds	9,250		9,233	—	(124)	9,109		1	N/A	8.50%	8.58%	2.36
Total debt securities	$2,442,820		$2,067,362	$2,661	$(8,683)	$2,061,340	(7)	138		5.19%	5.29%	3.02
Equity securities	N/A		14,497	4	(2,142)	12,359		5	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$2,442,820		$2,081,859	$2,665	$(10,845)	$2,073,679		143

December 31, 2025

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$2,070,492		$2,069,307	$2,984	$(7,369)	$2,064,922	(3)	115	AAA	5.25%	5.31%	2.97
CMBS interest-only(4)	347,200	(4)	1,283	—	(8)	1,275	(5)	5	AAA	1.24%	8.63%	0.52
GNMA interest-only(6)	29,203	(4)	95	103	(31)	167		13	AAA	0.69%	9.24%	3.27
Agency securities	2		2	—	—	2		1	AAA	4.00%	3.04%	0.19
Corporate bonds	9,250		9,231	17	(8)	9,240		1	N/A	8.50%	8.58%	2.60
Total debt securities	$2,456,147		$2,079,918	$3,104	$(7,416)	$2,075,606	(7)	135		5.27%	5.33%	2.97
Equity securities	N/A		12,910	97	(308)	12,699		6	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$2,456,147		$2,092,828	$3,201	$(7,744)	$2,088,285		141

(1)Based on the Company’s analysis, including review of interest rate changes and current levels of subordination, among other factors, the unrealized loss positions are determined to be due to market factors other than credit. As of March 31, 2026 and December 31, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
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
(3)As of March 31, 2026 and December 31, 2025, includes $8.7 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of March 31, 2026 and December 31, 2025, includes $0.1 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following tables summarize the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at March 31, 2026 and December 31, 2025 ($ in thousands):

March 31, 2026

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$179,001	$1,872,164	$—	$2,051,165
CMBS interest-only	900	—	—	900
GNMA interest-only	22	143	—	165
Agency securities	1	—	—	1
Corporate bonds	—	9,109	—	9,109
Total securities (1)	$179,924	$1,881,416	$—	$2,061,340

(1)Excluded from the table above are $12.4 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2025

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$269,437	$1,795,485	$—	$2,064,922
CMBS interest-only	1,275	—	—	1,275
GNMA interest-only	23	144	—	167
Agency securities	2	—	—	2
Corporate bonds	—	9,240	—	9,240
Total securities (1)	$270,737	$1,804,869	$—	$2,075,606

(1)Excluded from the table above are $12.7 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three months ended March 31, 2026 and March 31, 2025, the Company sold $9.7 million and $18.0 million of equity securities, respectively.

The following summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the three months ended March 31, 2026 and March 31, 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Realized gain (loss) on securities	$983	$542
Unrealized gain (loss) on securities	(1,930)	687
Total realized and unrealized gain/(loss) on securities	$(947)	$1,229

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Land	$217,923	$190,277
Building	710,291	659,616
In-place leases and other intangibles	119,227	116,303
Undepreciated real estate and related lease intangibles	1,047,441	966,196
Less: Accumulated depreciation and amortization	(271,723)	(262,659)
Real estate and related lease intangibles, net(1)	$775,718	$703,537

Below market lease intangibles, net (other liabilities)(2)	$(22,189)	$(22,679)

(1)There was unencumbered real estate of $400.6 million and $320.4 million as of March 31, 2026 and December 31, 2025, respectively.
(2)Below market lease intangibles is net of $18.8 million and $18.2 million of accumulated amortization as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company had no real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation expense(1)	$6,361	$6,052
Amortization expense	2,546	1,284
Total real estate depreciation and amortization expense	$8,907	$7,336

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million of depreciation on corporate fixed assets for the three months ended March 31, 2026 and March 31, 2025.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	March 31, 2026	December 31, 2025
Gross intangible assets(1)	$119,227	$116,303
Accumulated amortization	67,249	64,434
Net intangible assets	$51,978	$51,869

(1)Includes $4.0 million and $4.2 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(268)	$(93)
Increase in operating lease income for amortization of below market lease intangibles acquired	497	495
Total	$229	$402

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of March 31, 2026 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2026 (last nine months)	$741	$6,957
2027	952	6,462
2028	1,014	5,352
2029	1,210	3,609
2030	1,493	3,453
Thereafter	12,822	22,685
Total	$18,232	$48,518

Rent Receivables

There were $3.4 million of rent receivables included in other assets on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Operating Lease Income & Tenant Reimbursements

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at March 31, 2026 ($ in thousands):

Period Ending December 31,	Amount
2026 (last nine months)	$57,366
2027	66,436
2028	64,082
2029	59,440
2030	54,956
Thereafter	131,776
Total	$434,056

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $1.5 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the three months ended March 31, 2026 and March 31, 2025, all acquisitions were determined to be asset acquisitions.

The Company acquired the following properties during the three months ended March 31, 2026 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
January 2026	(2)	Multi-family	New York, NY	$61,723	100%
February 2026	(3)	Hotel	Canton, OH	12,139	100%
March 2026	(4)	Office	Portland, OR	5,851	100%
Total real estate acquisitions				$79,713

(1)Properties were consolidated as of acquisition date.

(2)In January 2026, the Company acquired a multi-family portfolio consisting of three buildings in New York, NY through foreclosure of a mortgage loan receivable held for investment. The fair value of $61.7 million was determined by using the direct capitalization approach with a capitalization rate of 5.7%, a Level 3 input. There was no gain or loss resulting from the foreclosure of the loan.
(3)In February 2026, the Company acquired a hotel property in Canton, OH through foreclosure of a mortgage loan receivable held for investment. The fair value of $12.1 million was determined by using the direct capitalization approach with a capitalization rate of 10.0%, a Level 3 input. There was no gain or loss resulting from the foreclosure of the loan.
(4)In March 2026, the Company acquired an office property in Portland, OR through foreclosure of a mortgage loan receivable held for investment. The fair value of $5.9 million was determined by using the direct capitalization approach with a capitalization rate of 11.0%, a Level 3 input. There was no gain or loss resulting from the foreclosure of the loan.

There were no acquisitions during the three months ended March 31, 2025.
Sales

The Company did not have any sales during the three months ended March 31, 2026.
The Company sold the following property during the three months ended March 31, 2025 ($ in thousands):

Sales Date	Type	Primary Location(s)	Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2025	Retail	Jenks, OK	$13,079	$9,272	$3,807	1
Totals			$13,079	$9,272	$3,807

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2026 and December 31, 2025 are as follows ($ in thousands):

March 31, 2026

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value(1)	Average Cost of Funds(2)	Current Maturity	Final Stated Maturity(3)	Carrying Value of Collateral (5)
Unsecured Revolving Credit Facility	$1,250,000	$492,000	$492,000	4.88%	12/20/2028	12/20/2029	N/A
Senior Unsecured Notes	N/A	2,233,409	2,216,420	5.29%	2027-2031	2027-2031	N/A
Term Loan Facility	275,000	—	—	—%	2/20/2029	2/20/2030	N/A
Total Unsecured Debt	$1,525,000	$2,725,409	$2,708,420				N/A

Loan Repurchase Facility	$220,000	$—	$—	—%	9/27/2028	9/27/2030	$—
Loan Repurchase Facility	300,000	—	—	—%	10/21/2026	10/21/2026	—
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Securities Repurchases	—	934,931	934,931	4.17%	4/1/2026	4/30/2026	1,046,981
Mortgage Debt	N/A	382,638	384,230	5.86%	2026-2034(4)	2027-2048	549,735
Total Debt Obligations, net	$2,101,000	$4,042,978	$4,027,581				$1,596,716

(1)Carrying Value excludes $9.8 million, $2.4 million and $2.1 million of unamortized deferred financing costs included in Other Assets related to the Revolving Credit Facilities, Term Loan Facility and Loan Repurchase facilities, respectively.
(2)Interest rates on floating rate debt reflect the applicable index in effect as of March 31, 2026. Excludes deferred financing costs.
(3)Final Stated Maturity assumes extensions at our option are exercised with consent of financing providers, where applicable.
(4)Current maturity of Mortgage Debt based on Anticipated Repayment Dates, if applicable.
(5)Collateral for Mortgage Debt represents the undepreciated value.

December 31, 2025

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value(1)	Average Cost of Funds(2)	Current Maturity	Final Stated Maturity(3)	Carrying Value of Collateral (5)
Senior Unsecured Notes	N/A	$2,233,409	$2,215,195	5.29%	2027-2031	2027-2031	N/A
Unsecured Revolving Credit Facility	850,000	280,000	280,000	4.91%	12/20/2028	12/20/2029	N/A
Total Unsecured Debt	$850,000	$2,513,409	$2,495,195				N/A

Loan Repurchase Facility	$300,000	$—	$—	—%	9/27/2028	9/27/2030	$—
Loan Repurchase Facility	300,000	—	—	—%	10/21/2026	10/21/2026	—
Loan Repurchase Facility	56,000	—	—	—%	4/30/2026	4/30/2029	—
Securities Repurchases	—	627,012	627,012	4.29%	Jan. 2026	Jan. 2026	707,218
Mortgage Debt	N/A	386,543	388,195	5.88%	2026-2034(4)	2027-2048	555,086
Total Debt Obligations, net	$1,506,000	$3,526,964	$3,510,402				$1,262,304

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
(5)Collateral for Mortgage Debt represents the undepreciated value.
Senior Unsecured Notes
As of March 31, 2026, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture.

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
Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of March 31, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of March 31, 2026, the Company had $492.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of March 31, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of March 31, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of March 31, 2026, the Company had no outstanding borrowings on the Term Loan Facility.
Loan and Securities Repurchase Financing
As of March 31, 2026, the Company is party to three committed master repurchase agreements to finance its lending activities, totaling $576.0 million of credit capacity with no loan repurchase financing outstanding.

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

The Company has also entered into master repurchase agreements with several counterparties to finance real estate securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. As of March 31, 2026, the Company had $934.9 million of securities repurchase debt outstanding.

As of March 31, 2026, one loan repurchase facility was scheduled to mature within 30 days of March 31, 2026. No counterparties held collateral that exceeded the amounts borrowed under the related loan and securities repurchase agreements by more than $144.5 million, or 10% of the Company’s total equity.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $384.2 million and $388.2 million, net of unamortized premiums of $2.9 million and $3.1 million as of March 31, 2026 and December 31, 2025, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million of premium amortization for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and March 31, 2025, the Company executed no new term debt agreements.

Financial Covenants

Our borrowings under certain financing agreements are subject to financial covenants, including maximum leverage ratio limits, minimum net worth requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, and minimum unencumbered assets to unsecured debt requirements. The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as of March 31, 2026.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2026 (last nine months)	$955,403
2027	715,581
2028	24,517
2029	1,161,695
2030	600,922
Thereafter	584,861
Subtotal	4,042,979
Debt issuance costs included in senior unsecured notes	(16,989)
Debt issuance costs included in mortgage loan financings	(1,324)
Net premiums included in mortgage loan financings (2)	2,916
Total	$4,027,582

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

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2026 and December 31, 2025 ($ in thousands):

March 31, 2026

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$91,000	$5	$—	0.54
Futures
10-year Treasury-Note Futures	12,500	365	—	0.22
Total derivatives	$103,500	$370	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

December 31, 2025

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$91,000	$1	$—	0.79
Futures
10-year Treasury-Note Futures	22,500	263	—	0.22
Total derivatives	$113,500	$264	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31, 2026
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$4	$—	$4
Futures	102	244	346
Total	$106	$244	$350

	Three Months Ended March 31, 2025
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(154)	$189	$35
Futures	189	104	293
Options	—	(5)	(5)
Total	$35	$288	$323

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.3 million of cash margin as collateral for derivatives as of March 31, 2026, which is included in restricted cash in the consolidated balance sheets and $0.6 million cash margin as collateral for derivatives as of December 31, 2025.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2026 and December 31, 2025. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of March 31, 2026 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$370	$—	$370	$—	$(319)	$51
Total	$370	$—	$370	$—	$(319)	$51

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of March 31, 2026 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$934,931	$—	$934,931	$934,931	$—	$934,931
Total	$934,931	$—	$934,931	$934,931	$—	$934,931

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2025 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$264	$—	$264	$—	$(574)	$(310)
Total	$264	$—	$264	$—	$(574)	$(310)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2025 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$627,012	$—	$627,012	$627,012	$—	$627,012
Total	$627,012	$—	$627,012	$627,012	$—	$627,012

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2026 and December 31, 2025 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. EQUITY

Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of March 31, 2026, the Company has a remaining amount available for repurchase of $77.2 million, which represents 6.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $9.77 per share on such date.

On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2026 and 2025 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2025		$90,580
Repurchases paid:
January 1, 2026 - January 31, 2026	—	—
February 1, 2026 - February 28, 2026	477,536	(4,945)
March 1, 2026 - March 31, 2026	844,557	(8,470)
Authorizations remaining as of March 31, 2026		$77,165

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
Authorizations remaining as of March 31, 2025		$66,799

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2026 and 2025:

Declaration Date	Dividend per Share
March 13, 2026	$0.23
Total	$0.23

March 14, 2025	$0.23
Total	$0.23

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Accumulated Other Comprehensive Income (Loss) beginning of period	$(4,135)	$(4,866)
Unrealized gain (loss) on securities, available for sale	(1,028)	(2,169)
Reclassification adjustment for (gain) loss included in net income (loss)	(681)	(180)
Accumulated Other Comprehensive Income (Loss) end of period	$(5,844)	$(7,215)

10. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of March 31, 2026, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $76.5 million, and a single-tenant office building in Oakland County, MI with a book value of $8.5 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

11. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2026 and 2025 consist of the following:

	Three Months Ended March 31,
($ in thousands except share amounts)	2026	2025
Basic and Diluted Net income (loss) available for Class A common shareholders	$2,605	$11,775
Weighted average shares outstanding:
Basic	125,399,604	125,628,951
Diluted	126,017,951	126,279,680

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2026 and 2025 consist of the following:

	Three Months Ended March 31,
(In thousands except share and per share amounts) (1)	2026	2025
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$2,605	$11,775
Denominator:
Weighted average number of shares of Class A common stock outstanding	125,399,604	125,628,951
Basic net income (loss) per share of Class A common stock	$0.02	$0.09

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$2,605	$11,775
Diluted net income (loss) attributable to Class A common shareholders	2,605	11,775
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	125,399,604	125,628,951
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	618,347	650,729
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	126,017,951	126,279,680
Diluted net income (loss) per share of Class A common stock	$0.02	$0.09

(1)The Company applies the treasury stock method.
(2)There were 17,827 and 23,255 anti-dilutive shares for the three months ended March 31, 2026 and 2025, respectively.
12. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$14,159	$11,215
Total Stock-Based Compensation Expense	$14,159	$11,215

A summary of the grants is presented below:

	Three Months Ended March 31,
	2026		2025
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	2,702,022	$10.41	1,820,027	$11.68

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at March 31, 2026 and changes during 2026 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2025	2,094,180	$12.42	184,028
Granted	2,702,022	10.41	—
Vested	(2,084,508)	10.84	—
Forfeited	(82,903)	10.37	—
Expired	—	—	(184,028)
Nonvested/Outstanding at March 31, 2026	2,628,791	$11.67	—

Exercisable at March 31, 2026			—

At March 31, 2026, there was $23.3 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 2.9 years, with a weighted average remaining vesting period of 2.4 years.

2023 Omnibus Incentive Plan

At the Company’s Annual Meeting held on June 6, 2023, the stockholders of the Company approved the Ladder Capital Corp 2023 Omnibus Incentive Plan (the “2023 Omnibus Incentive Plan”), effective as of the date of the Annual Meeting (the “Effective Date”). The 2023 Omnibus Incentive Plan superseded and replaced the Company’s 2014 Omnibus Incentive Plan in its entirety as of the Effective Date.

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

Annual Incentive Awards Granted in 2026 with respect to 2025 Performance

For 2025 performance, certain employees received stock-based incentive equity in February 2026. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2027, 2028 and 2029, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the Board’s confirmation that the Company achieves a pre-tax return on average equity, based on distributable earnings divided by the Company’s average shareholders’ equity, equal to or greater than 6% for such year (the “Performance Target”) for the years ended December 31, 2026, 2027 and 2028, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded pre-tax return on average equity of 6% based on distributable earnings divided by the Company’s average shareholders’ equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Approximately 2/3 of all the shares subject to attainment of the Performance Target are also subject to the Catch-Up Provision, as the Catch-Up Provision is not available for the missed performance during the third performance year and has the effect of requiring the Company to achieve an average 6% return over the full three-year performance plan in order to be effective. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly.

On February 18, 2026, in connection with 2025 performance, annual stock awards were granted to management employees (each, a “Management Grantee”), with an aggregate grant date fair value of $15.4 million, which represents 1,474,862 shares of Class A common stock. The grant to Mr. Harris and approximately half of the grants to each of Ms. McCormack and Mr. Perelman were unrestricted. The other half of incentive equity granted to each of Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 197,348 shares with an aggregate fair value of $2.1 million), approximately half of the awards are subject to time-based vesting criteria and the remaining half are subject to attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

On February 18, 2026, in connection with 2025 performance, annual stock awards were granted to certain non-management employees (each, a “Non-Management Grantee”) with an aggregate grant date fair value of $12.4 million, which represents 1,191,170 shares of Class A common stock. Of these awards, 23,308 shares were unrestricted, 572,285 shares are subject to time-based vesting criteria and the remaining 595,577 shares are subject to the attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

Other 2026 Restricted Stock Awards

On February 18, 2026, certain members of the board of directors received annual restricted stock awards with a grant date fair value of $0.4 million, representing 35,990 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

Annual Incentive Awards Granted in 2025 with respect to 2024 Performance

For 2024 performance, certain employees received stock-based incentive equity in February 2025. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2026, 2027 and 2028, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the Board’s confirmation that the Company achieves a pre-tax return on average equity, based on distributable earnings divided by the Company’s average shareholders’ equity, equal to or greater than 8% for such year (the “Performance Target,” as subsequently modified, see “Performance Target” below) for the years ended December 31, 2025, 2026 and 2027, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded pre-tax return on average equity of 8% based on distributable earnings divided by the Company’s average shareholders’ equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Approximately 2/3 of all the shares subject to attainment of the Performance Target are also subject to the Catch-Up Provision, as the Catch-Up Provision is not available for the missed performance during the third performance year and has the effect of requiring the Company to achieve an average 8% return over the full three-year performance plan in order to be effective. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly.

On February 18, 2025, in connection with 2024 performance, annual stock awards were granted to Management Grantees with an aggregate grant date fair value of $11 million, which represents 962,821 shares of Class A common stock. The grant to Mr. Harris and approximately half of the grants to each of Ms. McCormack and Mr. Perelman were unrestricted. The other half of incentive equity granted to each of Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. For the grants to Mr. Miceli and Ms. Porcella (a total of 125,871 shares with an aggregate fair value of $1.5 million), approximately half of the awards are subject to time-based vesting criteria and the remaining half are subject to attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

On February 18, 2025, in connection with 2024 performance, annual stock awards were granted to certain Non-Management Grantees with an aggregate grant date fair value of $9.6 million, which represents 825,016 shares of Class A common stock. Of these awards, 21,658 shares were unrestricted, 390,859 shares are subject to time-based vesting criteria and the remaining 412,499 shares are subject to the attainment of the Performance Target, including the Catch-Up Provision, for the applicable years.

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

Annual Incentive Awards Granted in 2024 with respect to 2023 Performance

For 2023 performance, certain employees received stock-based incentive equity in February 2024. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2025, 2026 and 2027, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target (as modified to 6% for the years ended December 31, 2025 and 2026, see “Performance Target” below) for the years ended December 31, 2024, 2025 and 2026, respectively, subject to the Catch-Up Provision as described above.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis or amortized cost/par, at March 31, 2026 and December 31, 2025 are as follows ($ in thousands):

March 31, 2026

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$2,058,009		$2,057,117	$2,051,165	Internal model	5.27%	3.02
CMBS interest-only(1)	346,619	(2)	917	900	Internal model	8.57%	0.42
GNMA interest-only(3)	28,941	(2)	94	165	Internal model	9.18%	3.32
Agency securities(1)	1		1	1	Internal model	2.08%	0.19
Corporate bonds(1)	9,250		9,233	9,109	Internal model	8.58%	2.36
Equity securities(3)	N/A		14,497	12,359	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	2,624,312		2,606,374	2,606,066	Discounted Cash Flow(5)	7.99%	1.66
Mortgage loan receivables held for sale	31,350		27,628	27,628	Internal model, third-party inputs(6)	4.57%	6.73
Nonhedge derivatives(1)(7)	103,500		370	370	Counterparty quotations	N/A	0.22

Liabilities:
Repurchase agreements - short-term	934,931		934,931	934,931	Cost plus Accrued Interest(8)	4.17%	0.04
Unsecured Revolving Credit Facility	492,000		492,000	492,000	(9)	4.88%	2.73
Mortgage loan financing	382,638		384,230	380,795	Discounted Cash Flow	5.86%	3.83
Senior unsecured notes	2,233,409		2,216,420	2,228,506	Internal model	5.29%	3.29

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $47.1 million at March 31, 2026.
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
(9)Fair value for the Unsecured Revolving Credit Facility is estimated to approximate the outstanding face amount.

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
(9)Fair value for the Unsecured Revolving Credit Facility is estimated to approximate the outstanding face amount.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2026 and December 31, 2025 ($ in thousands):

March 31, 2026

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$2,049,135		$—	$2,042,431	$—	$2,042,431
CMBS interest-only(1)	338,700	(2)	—	822	—	822
GNMA interest-only(3)	28,941	(2)	—	165	—	165
Agency securities(1)	1		—	1	—	1
Corporate bonds(1)	9,250		—	9,109	—	9,109
Equity securities	N/A		12,359	—	—	12,359
Nonhedge derivatives(4)	103,500		370	—	—	370
			$12,729	$2,052,528	$—	$2,065,257

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$2,624,312		$—	$—	$2,606,066	$2,606,066
Mortgage loan receivable held for sale(6)	31,350		—	—	27,628	27,628
CMBS(7)	8,874		—	8,734	—	8,734
CMBS interest-only(7)	7,919		—	78	—	78
			$—	$8,812	$2,633,694	$2,642,506
Liabilities:
Repurchase agreements - short-term	$934,931		$—	$934,931	$—	$934,931
Unsecured Revolving Credit Facility	492,000		—	—	492,000	492,000
Mortgage loan financing	382,638		—	—	380,795	380,795
Senior unsecured notes	2,233,409		—	2,228,506	—	2,228,506
			$—	$3,163,437	$872,795	$4,036,232

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
(5)Balance does not include impact of allowance for current expected credit losses of $47.1 million at March 31, 2026.
(6)A lower of cost or market adjustment was recorded as of March 31, 2026.
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

The Company did not have any Level 3 financial instruments as of March 31, 2026 and December 31, 2025.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $0.7 million and $(0.3) million for the three months ended March 31, 2026 and March 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company’s net deferred tax assets (liabilities) were $(6.5) million and $(6.7) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(0.1) million and $(0.5) million for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2026, the tax years 2022-2025 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. Two of the Company's subsidiary entities were under audit in New York City for tax years 2014-2020 and 2024, respectively. These audits were closed subsequent to the end of the quarter with no material changes to the Company's financial position or performance. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of March 31, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefits. As of March 31, 2026, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

15. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.

16. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2026, the Company had a $(13.7) million lease liability and a $12.7 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company's operating leases of office space. Right-of-use lease assets initially equal the lease liability. During the three months ended March 31, 2026 and 2025, the Company recognized $0.9 million in operating expenses in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2026 are as follows ($ in thousands):

Period ending December 31,	Minimum Lease Payments
2026 (last nine months)	$1,782
2027	2,232
2028	2,306
2029	2,409
2030	2,409
Thereafter	6,220
Total undiscounted cash flows	17,358
Present value discount (1)	(3,676)
Lease liabilities (2)	$13,682

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate, estimated at the time of lease commencement, for similar collateral, which was 6.59%. The average remaining lease term is 7.3 years.
(2)The Company has a five-year extension option on its corporate headquarters office at 320 Park Avenue, New York, New York, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of March 31, 2026, the Company’s off-balance sheet arrangements consisted of $134.4 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 38% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2025, the Company’s off-balance sheet arrangements consisted of $93.4 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended March 31, 2026	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$47,492	$26,403	$22	$304	$74,221
Interest expense	(493)	(10,098)	(5,574)	(35,039)	(51,204)
Net interest income (expense)	46,999	16,305	(5,552)	(34,735)	23,017
(Provision for) release of loan loss reserves	28	—	—	—	28
Net interest income (expense) after provision for (release of) loan reserves	47,027	16,305	(5,552)	(34,735)	23,045
Other income (loss)
Real estate operating income	—	—	27,291	—	27,291
Net result from mortgage loan receivables held for sale	73	—	—	—	73
Fee and other income	1,810	(405)	—	—	1,405
Net result from derivative transactions	—	—	4	346	350
Earnings (loss) from investment in unconsolidated ventures	—	—	(256)	—	(256)
Gain (loss) on extinguishment of debt	—	—	—	—	—
Total other income (loss)	1,883	(405)	27,039	346	28,863
Costs and expenses
Compensation and employee benefits	—	—	—	(22,324)	(22,324)
Operating expenses	—	—	—	(5,094)	(5,094)
Real estate operating expenses	—	—	(11,258)	—	(11,258)
Investment related expenses	(584)	(8)	4	(568)	(1,156)
Depreciation and amortization	—	—	(8,796)	(111)	(8,907)
Total costs and expenses	(584)	(8)	(20,050)	(28,097)	(48,739)
Income (loss) before taxes	48,326	15,892	1,437	(62,486)	3,169
Income tax (expense) benefit	—	—	—	(566)	(566)
Segment net income (loss)	$48,326	$15,892	$1,437	$(63,052)	$2,603

Total assets as of March 31, 2026	$2,586,893	$2,073,679	$819,930	$126,176	$5,606,678

Three months ended March 31, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$34,750	$18,528	$105	$10,943	$64,326
Interest expense	(8,413)	—	(6,688)	(28,896)	(43,997)
Net interest income (expense)	26,337	18,528	(6,583)	(17,953)	20,329
(Provision for) release of loan loss reserves	81	—	—	—	81
Net interest income (expense) after provision for (release of) loan reserves	26,418	18,528	(6,583)	(17,953)	20,410
Other income (loss)
Real estate operating income	—	—	21,773	—	21,773
Net result from mortgage loan receivables held for sale	162	—	—	—	162
Gain (loss) on real estate, net	—	—	3,807	—	3,807
Fee and other income	3,493	1,792	—	—	5,285
Net result from derivative transactions	—	—	35	288	323
Earnings (loss) from investment in unconsolidated ventures	—	—	(732)	—	(732)
Gain (loss) on extinguishment of debt	—	—	—	256	256
Total other income (loss)	3,655	1,792	24,883	544	30,874
Costs and expenses
Compensation and employee benefits	—	—	—	(18,761)	(18,761)
Operating expenses	—	—		(4,516)	(4,516)
Real estate operating expenses	—	—	(8,766)	—	(8,766)
Investment related expenses	(790)	(65)	(101)	(232)	(1,188)
Depreciation and amortization	—	—	(7,228)	(108)	(7,336)
Total costs and expenses	(790)	(65)	(16,095)	(23,617)	(40,567)
Income (loss) before taxes	29,283	20,255	2,205	(41,026)	10,717
Income tax (expense) benefit	—	—	—	838	838
Segment net income (loss)	$29,283	$20,255	$2,205	$(40,188)	$11,555

Total assets as of December 31, 2025	$2,198,224	$2,088,285	$748,006	$118,035	$5,152,550

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $44.2 million and $44.5 million as of March 31, 2026 and December 31, 2025, respectively. This segment also includes the Company’s capital improvements of real estate of $0.7 million and $0.9 million as of March 31, 2026 and 2025, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. Corporate/Other includes the Company’s senior unsecured notes of $2.2 billion as of March 31, 2026 and December 2025. Corporate/Other also includes the Company’s stock-based compensation expense of $14.2 million and $11.2 million within compensation and employee benefits as of March 31, 2026 and 2025, respectively.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $31.9 billion of commercial real estate loans from our inception in October 2008 through March 31, 2026. During this timeframe, we also acquired $16.3 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.2 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2026, we originated $17.0 billion of conduit loans, of which $16.9 billion were sold into 75 CMBS securitizations. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of senior unsecured notes and our unsecured revolving credit facility. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our initial public offering in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2026, our management team and directors held interests in our Company comprising over 12% of our total equity. On average, our management team members have over 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of March 31, 2026 ($ in thousands):

$5.8B
Investment Assets
& Cash
CRE
Equity
$1,047
18%
CRE
Securities
$2,074
36%
Cash & Cash
Equivalents
$33
<1%
CRE
Loans
$2,634
46%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of March 31, 2026, we held a portfolio of 84 balance sheet first mortgage loans with an aggregate book value of $2.6 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.8% at March 31, 2026.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $27.6 million at March 31, 2026.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of March 31, 2026, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised value at origination, the loan-to-value ratio of the loan was 58.9% at March 31, 2026.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of March 31, 2026, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.
Real Estate

Net Leased Commercial Real Estate Properties. As of March 31, 2026, we owned 149 single tenant net leased properties with an undepreciated book value of $596.1 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2026, our net leased properties comprised a total of 3.4 million square feet, 100% leased with an average age since construction of 13.1 years and a weighted average remaining lease term of 3.8 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended March 31, 2026, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of March 31, 2026, we owned 61 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $451.3 million. During the three months ended March 31, 2026, we collected 96% of rent on these properties.

The following charts summarize the composition of our real estate investments as of March 31, 2026 ($ in millions):

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

As of March 31, 2026, the estimated fair value of our portfolio of CMBS investments totaled $2.1 billion in 118 CUSIPs ($17.4 million average investment per CUSIP). Included in the $2.1 billion of CMBS securities are $8.8 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 98.7% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of March 31, 2026:
As of March 31, 2026, our CMBS investments had a weighted average duration of 3.0 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2026, by property count and market value, respectively, 59.7% and 65.9% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.9% and 11.2%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.6% to 6.3% by property count and 0.1% to 6.7% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of March 31, 2026, the carrying value of our unconsolidated ventures was $44.2 million.

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
•Unsecured revolving credit facilities
•Unsecured term loan facility
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

Senior Unsecured Notes

As of March 31, 2026, we had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture.

Due in large part to devoting such a large portion of our capital structure to equity and unsecured corporate bond debt, we maintain a $4.2 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of March 31, 2026.

Unsecured Revolving Credit Facilities

Our Unsecured Revolving Credit Facility is available on a revolving basis to finance our working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of March 31, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of March 31, 2026, we had $492.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of March 31, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of March 31, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of March 31, 2026, the Company had no outstanding borrowings on the Term Loan Facility.

Committed Loan Financing Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $576.0 million of credit capacity. As of March 31, 2026, we had no borrowings outstanding. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

We are a party to master repurchase agreements with several counterparties to finance our investments in securities. As of March 31, 2026, the Company had $934.9 million of securities repurchase debt outstanding. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess collateral.

Mortgage Loan Financing

We typically finance our real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $384.2 million, net of unamortized premiums of $2.9 million as of March 31, 2026, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.2 million of premium amortization, which decreased interest expense for the three months ended March 31, 2026. During the three months ended March 31, 2026, we executed no new term debt agreements.

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

We were in compliance in all material respects with the covenants under our financing arrangements as described in this Quarterly Report as of March 31, 2026.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 is presented below.

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	Difference
Net interest income
Interest income	$74,221	$68,065	$6,156
Interest expense	51,204	45,737	5,467
Net interest income (expense)	23,017	22,328	689
Provision for (release of) loan loss reserves, net	(28)	(3)	(25)
Net interest income (expense) after provision for (release of) loan loss reserves	23,045	22,331	714
Other income (loss)
Real estate operating income	27,291	25,094	2,197
Net result from mortgage loan receivables held for sale	73	16	57
Fee and other income	1,405	3,043	(1,638)
Net result from derivative transactions	350	(34)	384
Earnings (loss) from investment in unconsolidated ventures	(256)	18	(274)
Total other income (loss)	28,863	28,137	726
Costs and expenses
Compensation and employee benefits	22,324	10,861	11,463
Operating expenses	5,094	4,867	227
Real estate operating expenses	11,258	10,019	1,239
Investment related expenses	1,156	825	331
Depreciation and amortization	8,907	8,378	529
Total costs and expenses	48,739	34,950	13,789
Income (loss) before taxes	3,169	15,518	(12,349)
Income tax expense (benefit)	566	(343)	909
Net income (loss)	$2,603	$15,861	$(13,258)

Investment Overview

Activity for the three months ended March 31, 2026 included fundings of $567.8 million and paydowns of $91.1 million and the sale of $13.0 million of a conduit loan, which contributed to a $388.6 million increase in commercial mortgage loans. Activity for the three months ended March 31, 2026 included securities purchases of $274.9 million, amortization and paydowns of $124.7 million and sales of $162.0 million, which contributed to a net decrease in our securities portfolio of $14.6 million. Activity for three months ended March 31, 2026 included $79.7 million of real estate acquired via foreclosure.

Activity for the three months ended December 31, 2025 included fundings of $406.3 million and paydowns of $106.9 million, which contributed to a $301.8 million increase of commercial mortgage loans. Activity for the three months ended December 31, 2025 included securities purchases of $412.6 million, amortization and paydowns of $169.3 million and sales of $95.1 million, which contributed to a net increase in our securities portfolio of $147.7 million.

Net Interest Income

The $6.2 million increase in interest income was primarily attributable to net originations within our loan portfolio, partially offset by a decrease in interest earned from CMBS securities due to a net decrease in the portfolio as a result of amortization and sales activity. There was a $0.1 billion increase in average securities investments from $2.0 billion for the three months ended December 31, 2025 to $2.1 billion for the three months ended March 31, 2026. There was a $0.5 billion increase in average loan investments from $2.0 billion for the three months ended December 31, 2025 to $2.5 billion for the three months ended March 31, 2026.

The $5.5 million increase in interest expense was primarily attributable to an increase in usage of our Unsecured Corporate Revolver and securities repurchase facilities.

The increase in net interest income before provision for loan losses of $0.7 million is primarily driven by increased income on loans, partially offset by a net increase in borrowings.

As of March 31, 2026 and December 31, 2025, the weighted average yield on our mortgage loan receivables was 8.0% and 7.7%, respectively. As of March 31, 2026 and December 31, 2025, we did not have any borrowings against our mortgage loan receivables.

As of March 31, 2026 and December 31, 2025, the weighted average yield on our securities was 5.3%. As of March 31, 2026 and December 31, 2025, the weighted average interest rate on borrowings against our securities was 4.2% and 4.3%, respectively. As of March 31, 2026, we had outstanding borrowings secured by our securities equal to 45.1% of the carrying value of our securities, compared to 30.0% as of December 31, 2025.

Our real estate portfolio is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2026 and December 31, 2025, the weighted average interest rate on mortgage borrowings against our real estate was 5.9%. As of March 31, 2026, we had outstanding borrowings secured by our real estate equal to 49.5% of the carrying value of our real estate, compared to 55.2% as of December 31, 2025.

Real Estate Operating Income

The increase of $2.2 million in real estate operating income during the three months ended March 31, 2026 compared to the three months ended December 31, 2025 was primarily attributable to an increase in operations at our properties and the acquisition of real estate that occurred during the quarter, for which there was not a full quarter of operating income during the three months ended December 31, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended March 31, 2026, we recorded $0.4 million of realized gains on the sale of one conduit loan and $0.4 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended December 31, 2025, we recorded $16 thousand related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $1.6 million decrease in fee and other income was primarily due to an increase in unrealized losses on securities for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025.

Net Result from Derivative Transactions

The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. Net result from derivative transactions of $0.3 million was comprised of a realized gain of $0.2 million and an unrealized gain of $0.1 million for the three months ended March 31, 2026. Net result from derivative transactions of $34 thousand was comprised of a realized loss of $8 thousand and an unrealized loss of $26 thousand for the three months ended December 31, 2025. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain during the three months ended March 31, 2026 was primarily related to movement in interest rates during the three months ended March 31, 2026.

Operating Expenses

Operating expenses are primarily comprised of professional fees, and lease, technology and administrative expenses. The increase of $0.2 million during the three months ended March 31, 2026 compared to the three months ended December 31, 2025 was primarily related to an increase in administrative expenses and professional fees.

Real Estate Operating Expenses

The increase of $1.2 million in real estate operating expenses during the three months ended March 31, 2026 compared to the three months ended December 31, 2025 was primarily attributable to an increase in operations at our properties and the acquisition of real estate. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The increase in expense during the three months ended March 31, 2026 compared to the three months ended December 31, 2025 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is presented below.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,
	2026	2025	Difference
Net interest income
Interest income	$74,221	$64,326	$9,895
Interest expense	51,204	43,997	7,207
Net interest income (expense)	23,017	20,329	2,688
Provision for (release of) loan loss reserves, net	(28)	(81)	53
Net interest income (expense) after provision for (release of) loan loss reserves	23,045	20,410	2,635
Other income (loss)
Real estate operating income	27,291	21,773	5,518
Net result from mortgage loan receivables held for sale	73	162	(89)
Gain (loss) on real estate, net	—	3,807	(3,807)
Fee and other income	1,405	5,285	(3,880)
Net result from derivative transactions	350	323	27
Earnings (loss) from investment in unconsolidated ventures	(256)	(732)	476
Gain on extinguishment of debt	—	256	(256)
Total other income (loss)	28,863	30,874	(2,011)
Costs and expenses
Compensation and employee benefits	22,324	18,761	3,563
Operating expenses	5,094	4,516	578
Real estate operating expenses	11,258	8,766	2,492
Investment related expenses	1,156	1,188	(32)
Depreciation and amortization	8,907	7,336	1,571
Total costs and expenses	48,739	40,567	8,172
Income (loss) before taxes	3,169	10,717	(7,548)
Income tax expense (benefit)	566	(838)	1,404
Net income (loss)	$2,603	$11,555	$(8,952)

Investment Overview

Activity for the three months ended March 31, 2026 included fundings of $567.8 million, paydowns of $91.1 million, and the sale of $13.0 million of a conduit loan, which contributed to a $388.6 million increase in commercial mortgage loans. Activity for the three months ended March 31, 2026 included securities purchases of $274.9 million, amortization and paydowns of $124.7 million and sales of $162.0 million, which contributed to a net decrease in our securities portfolio of $14.6 million. Activity for the three months ended March 31, 2026 included $79.7 million of real estate acquired via foreclosure.

Activity for the three months ended March 31, 2025 included fundings of $316.4 million and paydowns of $181.9 million, which contributed to a $137.6 million increase in commercial mortgage loans. Activity for the three months ended March 31, 2025 included securities purchases of $521.8 million, amortization and paydowns of $85.2 million and sales of $39.9 million, which contributed to a net increase in our securities portfolio of $395.5 million. In addition, we purchased $1.4 billion of short-term U.S. Treasury securities during the three months ended March 31, 2025, of which $1.8 billion matured during the three months ended March 31, 2025.

Net Interest Income

The $9.9 million increase in interest income was primarily attributable to net originations within our loan portfolio and an increase in interest earned from CMBS securities due to net purchases, partially offset by lower interest income on short‑term U.S. Treasury securities, resulting from the sale and maturity of the full portfolio. There was a $0.9 billion increase in average loan investments from $1.6 billion for the three months ended March 31, 2025 to $2.5 billion for the three months ended March 31, 2026. There was a $0.8 billion increase in average securities investments from $1.3 billion for the three months ended March 31, 2025 to $2.1 billion for the three months ended March 31, 2026.

The $7.2 million increase in interest expense is primarily related to an increase in borrowings on our securities repurchase facilities and our Unsecured Corporate Revolver, and the issuance of our 2030 Notes, partially offset by the redemption of all outstanding obligations of LCCM 2021-FL2 and LCCM 2021-FL3, lower outstanding balances on our loan repurchase facilities and the payoff of mortgage loan debt.

As of March 31, 2026, the weighted average yield on our mortgage loan receivables was 8.0%, compared to 8.6% as of March 31, 2025. As of March 31, 2026, we did not have any borrowings against our mortgage loan receivables. As of March 31, 2025, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.3%. As of March 31, 2025, we had outstanding borrowings secured by our mortgage loan receivables equal to 19.9% of the carrying value of our mortgage loan receivables.

As of March 31, 2026, the weighted average yield on our securities was 5.3%, compared to 5.7% as of March 31, 2025. As of March 31, 2026, the weighted average interest rate on borrowings against our securities was 4.2%. As of March 31, 2025, we did not have any borrowings against our securities. As of March 31, 2026, we had outstanding borrowings secured by our securities equal to 45.1% of the carrying value of our real estate securities.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2026, the weighted average interest rate on mortgage borrowings against our real estate assets was 5.9%, compared to 6.1% as of March 31, 2025. As of March 31, 2026, we had outstanding borrowings secured by our real estate equal to 49.5% of the carrying value of our real estate, compared to 65.0% as of March 31, 2025.

Real Estate Operating Income

The increase of $5.5 million in real estate operating income was primarily attributable to real estate foreclosures that occurred subsequent to March 31, 2025 through March 31, 2026, partially offset by sales that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended March 31, 2026, we recorded $0.4 million of realized gains on the sale of one conduit loan and $0.4 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended March 31, 2025, we recorded $162 thousand of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The decrease of $3.8 million of gain on real estate, net during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was the result of no property sales during the three months ended March 31, 2026 compared to one property sale for a gain of $3.8 million during the three months ended March 31, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $3.9 million decrease was primarily driven by unrealized losses on securities and lower payoffs during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Loss from Investment in Unconsolidated Ventures

Loss from our investment in unconsolidated ventures totaled $0.3 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase in income from investment in unconsolidated ventures is primarily attributable to an increase in property operations.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The increase of $3.6 million in compensation expense is primarily due to an increase in equity based compensation for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Operating Expenses

Operating expenses are primarily comprised of professional fees, and lease, technology and administrative expenses. The increase of $0.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily related to an increase in professional fees, information technology expenses and administrative expenses.

Real Estate Operating Expenses

The increase of $2.5 million in real estate operating expenses was primarily attributable to real estate sales that occurred subsequent to March 31, 2025 through March 31, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Depreciation and Amortization

The increase of $1.6 million in depreciation and amortization was primarily attributable to real estate foreclosures that occurred subsequent to March 31, 2025 through March 31, 2026, partially offset by sales that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The increase in expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily a result of changes in our income in our TRSs.

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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds; (2) an Unsecured Revolving Credit Facility; (3) a Term Loan Facility (4) committed and uncommitted secured funding provided by banks and other lenders; (5) long term non-recourse mortgage financing; and (6) CLO issuances.

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

Cash Flows

We held cash and cash equivalents of $33.1 million and restricted cash of $18.5 million as of March 31, 2026. We held cash and cash equivalents of $38.0 million and restricted cash of $14.9 million as of December 31, 2025.

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(7,989)	$(28,727)
Net cash provided by (used in) investing activities	(450,872)	(373,783)
Net cash provided by (used in) financing activities	457,594	(410,202)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,267)	$(812,712)

Three months ended March 31, 2026

We experienced a net decrease in cash, cash equivalents and restricted cash of $(1.3) million for the three months ended March 31, 2026, reflecting cash used in operating activities of $(8.0) million, cash used in investing activities of $(450.9) million and cash provided by financing activities of $457.6 million.

Net cash used in operating activities of $(8.0) million was primarily driven by payment of annual cash compensation and accrued interest payable, partially offset by net interest income and net operating income on our real estate portfolio.

Net cash used in investing activities of $(450.9) million was driven by $(555.3) million of origination of mortgage loans held for investment and $(269.7) million in purchases of securities, partially offset by $91.1 million of repayments from mortgage loan receivables, $121.4 million in repayments on securities and $162.0 million of proceeds from sale of securities.

Net cash provided by financing activities of $457.6 million was primarily as a result of net borrowings of $516.0 million, $(30.5) million of dividend payments, $(9.1) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(13.4) million purchase of treasury stock, and $(5.4) million in deferred financing cost paid.

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
Unencumbered Assets

As of March 31, 2026, we held unencumbered cash and cash equivalents of $33.1 million, unencumbered loans of $2.6 billion, unencumbered securities of $1.0 billion, unencumbered real estate of $400.6 million and $118.8 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2025, we held unencumbered cash and cash equivalents of $38.0 million, unencumbered loans of $2.2 billion, unencumbered securities of $1.4 billion, unencumbered real estate of $320.4 million and $109.7 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2026 are set forth in the table below ($ in thousands):

March 31, 2026
Senior unsecured notes(1)	$2,216,420
Unsecured Revolving Credit Facility	492,000
Loan repurchase facilities	—
Uncommitted securities repurchase facilities	934,931
Mortgage debt(2)	384,230
Term Loan Facility	—
Total debt obligations, net	$4,027,581

(1)Presented net of unamortized debt issuance costs of $17.0 million as of March 31, 2026.
(2)Presented net of unamortized debt issuance costs of $1.3 million and net of premiums of $2.9 million as of March 31, 2026.

The Company’s repurchase agreements include financial covenants, including minimum net worth requirements, minimum liquidity levels, maximum leverage ratios and minimum fixed charge or interest coverage ratios. The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as of March 31, 2026 and December 31, 2025. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.
Senior Unsecured Notes

As of March 31, 2026, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”).

As of December 31, 2025, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of the 2027 Notes, $633.9 million in aggregate principal amount of the 2029 Notes, $500.0 million in aggregate principal amount of the 2030 Notes and $500.0 million in aggregate principal amount of the 2031 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company guarantees the obligations under the Notes and the indenture. The Company was in compliance in all material respects with the covenants of the Notes as of March 31, 2026 and December 31, 2025. The Notes are presented net of unamortized debt issuance costs of $17.0 million and $18.2 million as of March 31, 2026 and December 31, 2025, respectively.
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

Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of March 31, 2026. The margin for borrowings is subject to adjustment based on the Company’s credit rating and may range between 77.5 and 170 basis points. As of March 31, 2026, the Company had $492.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of March 31, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of March 31, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of March 31, 2026, the Company had no outstanding borrowings on the Term Loan Facility.

Committed Loan Financing Facilities

The Company is a party to multiple committed loan repurchase agreement facilities, totaling $576.0 million of credit capacity as of March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

The Company is a party to master repurchase agreements with several counterparties to finance its investments in securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, the Company has the right to call back excess collateral. As of March 31, 2026, the Company had $934.9 million of securities repurchase debt outstanding.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $384.2 million and $388.2 million, net of unamortized premiums of $2.9 million and $3.1 million as of March 31, 2026 and December 31, 2025, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.2 million of premium amortization, which decreased interest expense for each of the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and March 31, 2025, the Company executed no new term debt agreements.
Stock Repurchases

On April 23, 2025, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 24, 2024 authorization from $66.8 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2026, the Company has a remaining amount available for repurchase of $77.2 million, which represents 6.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $9.77 per share on such date. Refer to Note 9, Equity, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2026 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2025		$90,580
Repurchases paid:
January 1, 2026 - January 31, 2026	—	—
February 1, 2026 - February 28, 2026	477,536	(4,945)
March 1, 2026 - March 31, 2026	844,557	(8,470)
Authorizations remaining as of March 31, 2026		$77,165

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

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $91.1 million for the three months ended March 31, 2026 and $264.0 million for the three months ended March 31, 2025. Repayment of real estate securities provided net cash of $121.4 million for the three months ended March 31, 2026, and $84.5 million for the three months ended March 31, 2025.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $12.9 million proceeds from sales of mortgage loans for the three months ended March 31, 2026. There were no proceeds from sales of mortgage loans for the three months ended March 31, 2025.

Proceeds from the Sale of Securities

We sell our investments in CMBS, including CRE CLOs, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $162.0 million for the three months ended March 31, 2026, and $39.9 million for the three months ended March 31, 2025.

Proceeds from the Sale of Real Estate

There were no proceeds from sales of real estate, net of closing costs for the three months ended March 31, 2026. There were $13.1 million of proceeds from sales of real estate, net of closing costs for the three months ended March 31, 2025.

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

Contractual Obligations

Contractual obligations as of March 31, 2026 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior unsecured notes	$599,490	$—	$1,133,919	$500,000	$2,233,409
Unsecured Revolving Credit Facility	—	—	492,000	—	492,000
Secured financings	960,339	140,239	133,645	83,347	1,317,570
Interest payable (2)	127,083	187,178	122,018	30,532	466,811
Other funding obligations (3)	—	—	—	—	—
Operating lease obligations	2,146	4,567	4,818	5,827	17,358
Total	$1,689,058	$331,984	$1,886,400	$619,706	$4,527,148

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
(2)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2026 to determine the future interest payment obligations.
(3)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2026. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $51.5 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Future Liquidity Needs

In addition to the future contractual obligations above, the Company, in the coming year and beyond, as a part of its normal course of business will require cash to fund unfunded loan commitments and new investments in a combination of balance sheet mortgage loans, conduit loans, real estate investments and securities as it deems appropriate as well as necessary expenses as a part of general corporate purposes. These new investments and general corporate expenses may be funded with existing cash, proceeds from loan and securities payoffs, through financing using our Unsecured Revolving Credit Facility, our Term Loan Facility or loan and security financing facilities, or through additional debt or equity raises. The Company has no known material cash requirements other than its contractual obligations in the above table, unfunded commitments and future general corporate expenses.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of March 31, 2026, our off-balance sheet arrangements consisted of $134.4 million of unfunded commitments of mortgage loan receivables held for investment. 38% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2025, our off-balance sheet arrangements consisted of $93.4 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.
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

During 2026, management reviewed and evaluated these critical accounting estimates and policies and believes they are appropriate. The following discussion describes critical accounting estimates that require more significant judgment by management. This summary should be read in conjunction with a more complete discussion of our significant accounting policies which are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macroeconomic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The release of loan loss reserves for the three months ended March 31, 2026 and March 31, 2025 was $(28) thousand and $(0.1) million, respectively.

The allowance for loan losses at March 31, 2026 and December 31, 2025 was $47.6 million and $47.7 million, respectively. The allowance includes $0.5 million of reserves for unfunded commitments at both March 31, 2026 and December 31, 2025. The estimate is sensitive to the assumptions used to represent future expected economic conditions.
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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of March 31, 2026 and December 31, 2025, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of March 31, 2026 or December 31, 2025. We did not record any impairments of real estate for the three months ended March 31, 2026 or March 31, 2025.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	March 31,	December 31,
	2026	2025
Income (loss) before taxes	$3,169	$15,518
Net (income) loss attributable to noncontrolling interests in consolidated ventures	2	29
Our share of real estate depreciation, amortization and real estate sale adjustments (1)	8,698	7,897
Adjustments for derivative results and loan sale activity (2)	76	44
Unrealized (gain) loss on securities	1,930	(135)
Adjustment for impairment	(28)	(3)
Non-cash stock-based compensation	14,159	3,068
Distributable earnings prior to charge-off of allowance for credit losses	$28,006	$26,418
Charge-off of allowance for credit losses (3)	—	(5,000)
Distributable earnings	$28,006	$21,418

(1)
The following is an unaudited reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and (earnings) loss from investment in unconsolidated ventures in excess of distributions received ($ in thousands):

		Three Months Ended
		March 31,	December 31,
		2026	2025
	Total GAAP depreciation and amortization	$8,907	$8,378
	Depreciation and amortization related to non-rental property fixed assets	(111)	(114)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(125)	(121)
	Our share of operating lease income from above/below market lease intangible amortization	(229)	(228)
	Our share of real estate depreciation and amortization	8,442	7,915
	Adjustment for (earnings) loss from investments in unconsolidated ventures in excess of distributions received	256	(18)
	Our share of real estate depreciation, amortization and real estate sale adjustments	$8,698	$7,897

(2)
The following is an unaudited reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):

		Three Months Ended
		March 31,	December 31,
		2026	2025
	GAAP net results from derivative transactions	$(350)	$34
	Realized results of loan sales, net (a)	27	—
	Unrealized lower of cost or market adjustments related to loans held for sale	358	(16)
	Amortization of (premium)/discount on mortgage loan financing included in interest expense	(151)	(159)
	Recognized derivative results	192	185
	Adjustments for derivative results and loan sale activity	$76	$44

	(a) Represents the net hedge related gain on conduit sales for the three months ended March 31, 2026.
(3)
During the three months ended December 31, 2025, the Company recorded a release of loan loss reserves of $3 thousand and determined a portion of the allowance for loan loss to be non-recoverable and charged-off $5.0 million.

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2026 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on March 31, 2026, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(21,501)	$4,583
Increase by 1.00%	29,828	(4,470)

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

Our portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 67.7% as of March 31, 2026 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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
The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as described in this Quarterly Report as of March 31, 2026.

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

Regulatory Risk

Effective as of July 16, 2021, Ladder Capital Asset Management LLC (“LCAM”) is a registered investment adviser under the Investment Advisors Act of 1940, as amended. LCAM previously provided investment advisory services solely to two Ladder-sponsored collateralized loan obligation trusts, both of which were redeemed during the year ended December 31, 2025. As a result, LCAM no longer has any advisory clients or regulatory assets under management. LCAM is assessing its future investment advisory services.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2026 to the risk factors in Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended March 31, 2026 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	—	$—	—	$90,580
February 1, 2026 - February 28, 2026	477,536	10.35	477,536	85,635
March 1, 2026 - March 31, 2026	844,557	10.03	844,557	77,165
Total	1,322,093	$10.15	1,322,093	$77,165

(1)On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1
Amendment No. 2 to the Credit and Guaranty Agreement, dated as of February 20, 2026, by and among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, Ladder Capital Corp, the lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

LADDER CAPITAL CORP
(Registrant)

Date: April 24, 2026	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: April 24, 2026	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer