Form 10-Q
period 2026-06-30
Ladder Capital Corp
filed 2026-07-27
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2026
Class A common stock, $0.001 par value	126,865,303
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2026

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
•geopolitical uncertainty, including the ongoing armed conflict involving the U.S., Israel and Iran and related disruptions to global energy and shipping markets; the protracted war between Russia and Ukraine; evolving U.S.-China tensions, including trade, technology, investment and sanctions-related measures; and other armed conflicts, military interventions or sanctions regimes, and the broader economic and market impacts thereof, including potential effects on interest rates, inflation, credit markets, financing conditions and commercial real estate values;
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
•our compliance with, the impact of, and changes in: laws, governmental regulations, tax laws and rates, accounting guidance and similar matters;
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

You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Each forward-looking statement speaks only as of the date on which it is made, and the Company assumes no obligation to update or supplement any forward-looking statement, except as may be required by law. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us in the future.

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2026	December 31, 2025(1)
	(Unaudited)
Assets
Cash and cash equivalents	$37,586	$37,953
Restricted cash	16,793	14,888
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,790,138	2,217,375
Allowance for credit losses	(47,095)	(47,137)
Mortgage loan receivables held for sale	27,205	27,986
Securities	1,872,439	2,088,285
Real estate and related lease intangibles, net	776,496	703,537
Investments in and advances to unconsolidated ventures	41,494	44,468
Derivative instruments	116	264
Accrued interest receivable	16,997	15,890
Other assets	74,113	49,041
Total assets	$5,606,282	$5,152,550
Liabilities and Equity
Liabilities
Debt obligations, net	$4,004,904	$3,510,402
Dividends payable	31,057	31,819
Accrued expenses	64,359	76,448
Other liabilities	79,246	52,524
Total liabilities	4,179,566	3,671,193
Commitments and contingencies (refer to Note 16)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 130,790,591 and 130,790,591 shares issued and 126,865,303 and 127,233,559 shares outstanding as of June 30, 2026 and December 31, 2025, respectively.	127	127
Additional paid-in capital	1,776,165	1,787,074
Treasury stock, 3,925,288 and 3,557,032 shares, at cost	(40,933)	(39,056)
Retained earnings (dividends in excess of earnings)	(301,417)	(260,084)
Accumulated other comprehensive income (loss)	(4,613)	(4,135)
Total shareholders’ equity	1,429,329	1,483,926
Noncontrolling interests in consolidated ventures	(2,613)	(2,569)
Total equity	1,426,716	1,481,357
Total liabilities and equity	$5,606,282	$5,152,550

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 6.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income
Interest income	$78,204	$62,735	$152,425	$127,061
Interest expense	55,617	41,205	106,821	85,202
Net interest income (expense)	22,587	21,530	45,604	41,859
Provision for (release of) loan loss reserves, net	122	(42)	94	(123)
Net interest income (expense) after provision for (release of) loan loss reserves	22,465	21,572	45,510	41,982
Other income (loss)
Real estate operating income	30,906	25,775	58,197	47,548
Net result from mortgage loan receivables held for sale	174	4,914	247	5,076
Gain (loss) on real estate, net	—	—	—	3,807
Fee and other income	3,564	2,803	4,969	8,088
Net result from derivative transactions	203	1,526	553	1,849
Earnings (loss) from investment in unconsolidated ventures	252	(288)	(4)	(1,020)
Gain on extinguishment of debt	72	1	72	257
Total other income (loss)	35,171	34,731	64,034	65,605
Costs and expenses
Compensation and employee benefits	12,260	11,561	34,584	30,322
Operating expenses	5,108	4,767	10,201	9,283
Real estate operating expenses	12,909	10,266	24,167	19,032
Investment related expenses	1,706	844	2,862	2,031
Depreciation and amortization	9,343	8,043	18,250	15,379
Total costs and expenses	41,326	35,481	90,064	76,047
Income (loss) before taxes	16,310	20,822	19,480	31,540
Income tax expense (benefit)	1,749	3,714	2,315	2,876
Net income (loss)	14,561	17,108	17,165	28,664
Net (income) loss attributable to noncontrolling interests in consolidated ventures	27	220	29	440
Net income (loss) attributable to Class A common shareholders	$14,588	$17,328	$17,194	$29,104

Earnings per share:
Basic	$0.12	$0.14	$0.14	$0.23
Diluted	$0.12	$0.14	$0.14	$0.23

Weighted average shares outstanding:
Basic	124,730,611	125,796,410	125,063,259	125,713,143
Diluted	125,249,856	126,204,424	125,632,048	126,242,515

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$14,561	$17,108	$17,165	$28,664
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	3,021	1,608	1,993	(561)
Reclassification adjustment for (gain) loss included in net income (loss)	(1,790)	(32)	(2,471)	(212)
Total other comprehensive income (loss)	1,231	1,576	(478)	(773)
Comprehensive income (loss)	15,792	18,684	16,687	27,891
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	27	220	29	440
Comprehensive income (loss) attributable to Class A common shareholders	$15,819	$18,904	$16,716	$28,331

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, March 31, 2026	127,668	$128	$1,772,513	$(32,865)	$(286,826)	$(5,844)	$(2,571)	$1,444,535
Distributions	—	—	—	—	—	—	(15)	(15)
Amortization of equity based compensation	—	—	3,652	—	—	—	—	3,652
Purchase of treasury stock	(803)	(1)	—	(8,068)	—	—	—	(8,069)
Dividends declared	—	—	—	—	(29,179)	—	—	(29,179)
Net income (loss)	—	—	—	—	14,588	—	(27)	14,561
Other comprehensive income (loss)	—	—	—	—	—	1,231	—	1,231
Balance, June 30, 2026	126,865	$127	$1,776,165	$(40,933)	$(301,417)	$(4,613)	$(2,613)	$1,426,716

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2025	127,234	$127	$1,787,074	$(39,056)	$(260,084)	$(4,135)	$(2,569)	$1,481,357
Distributions	—	—	—	—	—	—	(15)	(15)
Amortization of equity based compensation	—	—	17,811	—	—	—	—	17,811
Grants of restricted stock	2,702	3	(29,580)	29,580	—	—	—	3
Purchase of treasury stock	(2,125)	(2)	—	(21,462)	—	—	—	(21,464)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(863)	(1)	—	(9,135)	—	—	—	(9,136)
Forfeitures	(83)	—	860	(860)	—	—	—	—
Dividends declared			—	—	(58,527)	—	—	(58,527)
Net income (loss)	—	—	—	—	17,194	—	(29)	17,165
Other comprehensive income (loss)	—	—	—	—	—	(478)	—	(478)
Balance, June 30, 2026	126,865	$127	$1,776,165	$(40,933)	$(301,417)	$(4,613)	$(2,613)	$1,426,716

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$17,165	$28,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(72)	(257)
Depreciation and amortization	18,250	15,379
Unrealized (gain) loss on derivative instruments	147	185
Unrealized (gain) loss on securities	1,848	(790)
Provision for (release of) loan loss reserves, net	94	(123)
Amortization of equity based compensation	17,811	14,211
Amortization of deferred financing costs included in interest expense	5,513	4,729
Amortization of (premium)/discount on mortgage loan financing included in interest expense	(292)	(330)
Amortization of above- and below-market lease intangibles	(456)	(748)
(Accretion)/amortization of discount, premium and other fees on mortgage loans receivable	(8,095)	(5,350)
(Accretion)/amortization of discount and premium on securities	(97)	(968)
Net result from mortgage loan receivables held for sale	(247)	(5,076)
Realized (gain) loss on securities	(2,777)	(1,029)
(Gain) loss on real estate, net	—	(3,807)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	4	1,020
Origination of mortgage loan receivables held for sale	(25,203)	(63,360)
Repayment of mortgage loan receivables held for sale	—	140
Proceeds from sales of mortgage loan receivables held for sale	26,231	66,847
Change in deferred tax liability	(842)	1,719
Changes in operating assets and liabilities:
Accrued interest receivable	(1,107)	(366)
Other assets	(4,190)	(3,807)
Accrued expenses and other liabilities	(12,404)	(31,565)
Net cash provided by (used in) operating activities	31,281	15,318

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(1,034,275)	(412,598)
Repayment of mortgage loan receivables held for investment	377,811	474,194
Purchases of securities	(581,249)	(1,113,514)
Repayment of securities	177,584	200,563
Basis recovery of interest-only securities	687	1,058
Proceeds from sales of securities	630,490	59,368
Capital improvements of real estate	(726)	(1,507)
Proceeds from sale of real estate	—	13,079
Capital contributions to investment in unconsolidated ventures	(10,030)	—
Capital distribution from investment in unconsolidated ventures	13,000	—
Net cash provided by (used in) investing activities	(426,708)	(779,357)
Cash flows from financing activities:
Deferred financing costs paid	(5,639)	(1,833)
Proceeds from borrowings under debt obligations	9,204,414	347,782
Repayment and repurchase of borrowings under debt obligations	(8,712,207)	(702,221)

	Six Months Ended June 30,
	2026	2025
Cash dividends paid to Class A common shareholders	(59,288)	(59,742)
Capital distributed to noncontrolling interests in consolidated ventures	(15)	(15)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(9,136)	(8,707)
Repurchase of treasury stock	(21,164)	(8,937)
Net cash provided by (used in) financing activities	396,965	(433,673)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,538	(1,197,712)
Cash, cash equivalents and restricted cash at beginning of period	52,841	1,346,039
Cash, cash equivalents and restricted cash at end of period	$54,379	$148,327

Non-cash investing and financing activities:
Securities purchased, not settled	$27,042	$31,796
Repurchase of treasury stock, not settled	300	—
Repayments in transit of securities (other assets)	15,737	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	(3,825)	922
Non-cash disposition of loans via foreclosure	(87,971)	(42,400)
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	87,971	42,400
Dividends declared, not paid	31,057	30,921

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$37,586	$134,939
Restricted cash	16,793	13,388
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$54,379	$148,327

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an investment grade-rated, internally-managed U.S. real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2026, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The Company has investments in four unconsolidated ventures, which were determined to be VIEs. The Company determined that it was not the primary beneficiary of these VIEs because the Company does not have power over these entities and therefore does not have controlling financial interests in these VIEs. The Company’s ownership percentage ranges from 6.1% to 25%. These investments are recorded on the consolidated balance sheets within investments in and advances to unconsolidated ventures. The Company’s maximum exposure to loss is limited to its investments in these VIEs. The Company has not provided financial support to these unconsolidated VIEs that it was not previously contractually required to provide.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. The Company adopted ASU 2023-09 during the fourth quarter of 2025, and the adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

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

3. MORTGAGE LOAN RECEIVABLES

June 30, 2026 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,807,310	$2,787,439		7.26%	1.9
Mezzanine loans	2,704	2,699		11.64%	1.4
Total mortgage loans receivable	2,810,014	2,790,138		7.26%	1.9
Allowance for credit losses	N/A	(47,095)
Total mortgage loan receivables held for investment, net, at amortized cost	2,810,014	2,743,043
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,205	(4)	4.57%	6.6
Total	$2,841,364	$2,770,248	(5)	7.24%	1.9

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of June 30, 2026 are used to calculate weighted average yield for floating rate loans.
(2)Excludes two non-accrual loans with an amortized cost basis of $64.1 million. Refer to the “Non-Accrual Status” table below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 3.5 years.
(4)As a result of changes in prevailing rates, the Company recorded a lower of cost or market adjustment as of June 30, 2026. The adjustment was calculated using a 5.02% discount rate.
(5)Net of $19.9 million of deferred origination fees and other items as of June 30, 2026.

As of June 30, 2026, $2.5 billion, or 88.9%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $2.5 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of June 30, 2026, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

During the three months ended June 30, 2026, the Company originated two loans with an amortized cost basis of $247.5 million as of June 30, 2026, to an unconsolidated entity in which the Company owns a 6.1% non-controlling equity interest. As of June 30, 2026, the loans are included in “Mortgage loans receivable” on the Company's consolidated balance sheet. During the three months ended June 30, 2026, the Company recorded $3.7 million of interest income on the loans.

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

(2)Excludes four non-accrual loans with an amortized cost basis of $129.7 million. Refer to the “Non-Accrual Status” table below for further details.
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

For the six months ended June 30, 2026 and 2025, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2025	$2,217,375	$(47,137)	$27,986
Origination of mortgage loan receivables (1)	1,034,275	—	25,203
Repayment of mortgage loan receivables	(381,636)	—	—
Proceeds from sales of mortgage loan receivables (2)	—	—	(26,231)
Non-cash disposition of loans via foreclosure	(87,971)	—	—
Net result from mortgage loan receivables held for sale (3)	—	—	247
Accretion/amortization of discount, premium and other fees	8,095	—	—
Release (addition) of provision for current expected credit loss, net (4)	—	42	—
Balance, June 30, 2026	$2,790,138	$(47,095)	$27,205

(1)Includes funding of commitments on existing mortgage loans.
(2)Excludes $8.2 million of proceeds received from the sale of a conduit mortgage loan collateralized by a net leased property in the Company’s real estate segment to a third-party securitization trust. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Upon the sale of the mortgage loan receivable to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction.
(3)Includes unrealized lower of cost or market adjustment of $0.8 million and realized gain on loans held for sale of $1.0 million.
(4)Refer to the “Allowance for Credit Losses” table below for further detail.

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

(3)Includes reversal of unrealized lower of cost or market adjustment of $1.5 million and realized gain on loans held for sale of $3.6 million.
(4)Refer to the “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for Credit Losses	2026	2025	2026	2025
Allowance for credit losses at beginning of period	$47,109	$52,208	$47,137	$52,323
Provision for (release of) current expected credit loss, net	(14)	(42)	(42)	(157)
Allowance for credit losses at end of period	$47,095	$52,166	$47,095	$52,166

Current Expected Credit Loss

As of June 30, 2026, the Company had a $47.8 million allowance for current expected credit losses, of which $47.1 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

As of December 31, 2025, the Company had a $47.7 million allowance for current expected credit losses, of which $47.1 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

The provision for loan loss reserves for the three and six months ended June 30, 2026 was $0.1 million, driven by an increase in allowance associated with unfunded commitments on newly originated loans. The allowance represents continued uncertainty related to macroeconomic market conditions affecting commercial real estate.

The release of loan loss reserves for the three and six months ended June 30, 2025 was $42 thousand and $0.1 million, respectively. The release recorded during the three and six months ended June 30, 2025 was primarily due to a decrease in size of the Company’s balance sheet first mortgage loan portfolio, partially offset by continued uncertainty in macroeconomic market conditions affecting commercial real estate.

Non-Accrual Status (1)	June 30, 2026(2)	December 31, 2025(3)
Amortized cost basis of loans on non-accrual status	$64,074	$129,679

(1)As of June 30, 2026, $50.7 million of loans on non-accrual status were greater than 90 days past due. As of December 31, 2025, $123.9 million of loans on non-accrual status were greater than 90 days past due. For the six months ended June 30, 2026, the Company did not recognize any interest income on these loans while on non-accrual status. For the six months ended June 30, 2025, the Company recognized $0.9 million of interest income on non-accrual loans. As of December 31, 2025, there was one loan accruing income with an amortized cost basis of $4.6 million that was greater than 90 days past due.
(2)Comprised of one hotel loan, recently converted from a multi-family, with an amortized cost basis of $50.7 million and one office loan with an amortized cost basis of $13.4 million.
(3)Comprised of one multi-family loan with an amortized cost basis of $61.3 million, one hotel loan with an amortized cost basis of $11.9 million and one multi-family loan with an amortized cost basis of $50.7 million, and one office loan with an amortized cost basis of $5.8 million for which the Company determined no asset-specific reserves were necessary.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of June 30, 2026 and December 31, 2025, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of June 30, 2026
Collateral Type	2026	2025	2024	2023	2022 and Earlier	Total (2)
Multifamily	$635,245	$948,520	$48,877	$—	$60,876	$1,693,518
Office	245,767	53,677	—	—	294,147	593,591
Industrial	73,327	139,706	11,441	—	—	224,474
Mixed Use	23,666	61,136	—	—	33,106	117,908
Retail	47,552	14,876	10,416	—	24,160	97,004
Other	—	49,000	—	—	11,944	60,944
Hospitality	—	—	—	—	2,699	2,699
Subtotal mortgage loans receivable	1,025,557	1,266,915	70,734	—	426,932	2,790,138
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)	$1,025,557	$1,266,915	$70,734	$—	$426,932	$2,790,138

	Amortized Cost Basis by Origination Year as of December 31, 2025
Collateral Type	2025	2024	2023	2022	2021 and Earlier	Total (5)(6)
Multifamily	$959,214	$127,254	$14,648	$22,109	$111,575	$1,234,800
Office	50,895	—	—	55,950	484,565	591,410
Industrial	137,915	11,418	—	—	—	149,333
Mixed Use	79,244	—	—	—	33,111	112,355
Other	48,850	—	—	11,945	—	60,795
Retail	14,848	10,457	—	—	24,121	49,426
Hospitality	—	—	—	—	19,256	19,256
Subtotal mortgage loans receivable	1,290,966	149,129	14,648	90,004	672,628	2,217,375
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (3)(4)	$1,290,966	$149,129	$14,648	$90,004	$672,628	$2,217,375

(1)Not included above is $12.7 million of accrued interest receivable on all loans at June 30, 2026.
(2)For purposes of calculating our CECL allowance, one non-accrual loan collateralized by a hotel with an amortized cost basis of $50.7 million utilized a valuation of the underlying collateral to calculate the allowance at June 30, 2026 and concluded no allowance was necessary.
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

Commercial mortgage-backed securities, including CRE CLOs (“CMBS”), CMBS interest-only securities, and corporate bonds securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

Government National Mortgage Association (“GNMA”) interest-only and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at June 30, 2026 and December 31, 2025 ($ in thousands):

June 30, 2026

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$1,855,960		$1,855,743	$3,523	$(8,361)	$1,850,905	(3)	112	AAA	5.13%	5.17%	2.99
CMBS interest-only(4)	172,725	(4)	606	24	(4)	626	(5)	4	AAA	1.28%	8.56%	0.29
GNMA interest-only(6)	27,498	(4)	86	94	(24)	156		13	AAA	0.72%	9.17%	3.50
Corporate bonds	9,250		9,234	9	(52)	9,191		1	N/A	8.50%	8.58%	2.15
Total debt securities	$2,065,433		$1,865,669	$3,650	$(8,441)	$1,860,878	(7)	130		5.15%	5.19%	2.98
Equity securities	N/A		13,639	12	(2,070)	11,581		5	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$2,065,433		$1,879,308	$3,662	$(10,531)	$1,872,439		135

December 31, 2025

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$2,070,492		$2,069,307	$2,984	$(7,369)	$2,064,922	(3)	115	AAA	5.25%	5.31%	2.97
CMBS interest-only(4)	347,200	(4)	1,283	—	(8)	1,275	(5)	5	AAA	1.24%	8.63%	0.52
GNMA interest-only(6)	29,203	(4)	95	103	(31)	167		13	AAA	0.69%	9.24%	3.27
Agency securities	2		2	—	—	2		1	AAA	4.00%	3.04%	0.19
Corporate bonds	9,250		9,231	17	(8)	9,240		1	N/A	8.50%	8.58%	2.60
Total debt securities	$2,456,147		$2,079,918	$3,104	$(7,416)	$2,075,606	(7)	135		5.27%	5.33%	2.97
Equity securities	N/A		12,910	97	(308)	12,699		6	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$2,456,147		$2,092,828	$3,201	$(7,744)	$2,088,285		141

(1)Based on the Company’s analysis, including review of interest rate changes and current levels of subordination, among other factors, the unrealized loss positions are determined to be due to market factors other than credit. As of June 30, 2026 and December 31, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
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
(3)As of June 30, 2026 and December 31, 2025, includes $8.7 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of June 30, 2026 and December 31, 2025, includes $0.1 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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
(7)The Company’s investments in debt securities represent an ownership interest in unconsolidated VIEs. The Company’s maximum exposure to loss from these unconsolidated VIEs is the amortized cost basis of the securities, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

The following tables summarize the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at June 30, 2026 and December 31, 2025 ($ in thousands):

June 30, 2026

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$143,485	$1,707,420	$—	$1,850,905
CMBS interest-only	626	—	—	626
GNMA interest-only	15	141	—	156
Corporate bonds	—	9,191	—	9,191
Total securities (1)	$144,126	$1,716,752	$—	$1,860,878

(1)Excluded from the table above are $11.6 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

December 31, 2025

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$269,437	$1,795,485	$—	$2,064,922
CMBS interest-only	1,275	—	—	1,275
GNMA interest-only	23	144	—	167
Agency securities	2	—	—	2
Corporate bonds	—	9,240	—	9,240
Total securities (1)	$270,737	$1,804,869	$—	$2,075,606

(1)Excluded from the table above are $12.7 million of equity securities and $(20.0) thousand of allowance for current expected credit losses.

During the three and six months ended June 30, 2026, the Company sold $1.5 million and $11.2 million of equity securities, respectively. During the three and six months ended June 30, 2025, the Company sold $14.6 million and $32.6 million of equity securities, respectively.

The following table summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income” on the Company’s consolidated statements of income for the three and six months ended June 30, 2026 and June 30, 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gain (loss) on securities	$1,794	$487	$2,777	$1,029
Unrealized gain (loss) on securities	81	102	(1,848)	790
Total realized and unrealized gain (loss) on securities	$1,875	$589	$929	$1,819

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Land	$219,575	$190,277
Building	718,918	659,616
In-place leases and other intangibles	119,227	116,303
Undepreciated real estate and related lease intangibles	1,057,720	966,196
Less: Accumulated depreciation and amortization	(281,224)	(262,659)
Real estate and related lease intangibles, net(1)	$776,496	$703,537

Below market lease intangibles, net (other liabilities)(2)	$(21,692)	$(22,679)

(1)There was unencumbered real estate of $400.5 million and $320.4 million as of June 30, 2026 and December 31, 2025, respectively.
(2)Below market lease intangibles is net of $19.3 million and $18.2 million of accumulated amortization as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company had no real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense(1)	$6,578	$6,464	$12,939	$12,516
Amortization expense	2,765	1,579	5,311	2,863
Total real estate depreciation and amortization expense	$9,343	$8,043	$18,250	$15,379

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million and $0.2 million of depreciation on corporate fixed assets for the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.2 million and $0.1 million of depreciation on corporate fixed assets for the six months ended June 30, 2026 and June 30, 2025, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	June 30, 2026	December 31, 2025
Gross intangible assets(1)	$119,227	$116,303
Accumulated amortization	70,284	64,434
Net intangible assets	$48,943	$51,869

(1)Includes $3.7 million and $4.2 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(271)	$(157)	$(539)	$(250)
Increase in operating lease income for amortization of below market lease intangibles acquired	497	503	995	998
Total	$226	$346	$456	$748

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of June 30, 2026 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2026 (last six months)	$494	$4,591
2027	952	6,433
2028	1,014	5,410
2029	1,230	3,609
2030	1,493	3,458
Thereafter	12,822	22,750
Total	$18,005	$46,251

Rent Receivables

There were $3.6 million and $3.4 million of rent receivables included in other assets on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Operating Lease Income & Tenant Reimbursements

The following table is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at June 30, 2026 ($ in thousands):

Period Ending December 31,	Amount
2026 (last six months)	$41,889
2027	80,508
2028	78,642
2029	77,663
2030	77,134
Thereafter	148,851
Total	$504,687

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $1.5 million and $3.0 million for the three and six months ended June 30, 2026, respectively, and $1.5 million and $2.5 million for the three and six months ended June 30, 2025, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the six months ended June 30, 2026 and June 30, 2025, all acquisitions were determined to be asset acquisitions.

The Company acquired the following properties during the six months ended June 30, 2026 ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
January 2026	(2)	Multi-family	New York, NY	$61,723	100%
February 2026	(3)	Hotel	Canton, OH	12,139	100%
March 2026	(4)	Office	Portland, OR	5,851	100%
June 2026	(5)	Office	Birmingham, AL	8,258	100%
Total real estate acquisitions				$87,971

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
(5)In June 2026, the Company acquired an office property in Birmingham, AL through foreclosure of a mortgage loan receivable held for investment. The fair value of $8.3 million was determined by using the direct capitalization approach with a capitalization rate of 11.0%, a Level 3 input. There was no gain or loss resulting from the foreclosure of the loan.

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
Sales

The Company did not have any sales during the six months ended June 30, 2026.
The Company sold the following property during the six months ended June 30, 2025 ($ in thousands):

Sales Date	Type	Primary Location(s)	Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2025	Retail	Jenks, OK	$13,079	$9,272	$3,807	1
Totals			$13,079	$9,272	$3,807

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2026 and December 31, 2025 are as follows ($ in thousands):

June 30, 2026

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value(1)	Average Cost of Funds(2)	Current Maturity	Final Stated Maturity(3)	Carrying Value of Collateral (5)
Unsecured Revolving Credit Facility	$1,250,000	$202,000	$202,000	4.87%	12/20/2028	12/20/2029	N/A
Senior Unsecured Notes	N/A	2,222,993	2,207,255	5.29%	2027-2031	2027-2031	N/A
Term Loan Facility	275,000	275,000	275,000	5.00%	2/20/2029	2/20/2030	N/A
Total Unsecured Debt	$1,525,000	$2,699,993	$2,684,255				N/A

Loan Repurchase Facility	$220,000	$57,628	$57,628	5.06%	9/27/2028	9/27/2030	$71,422
Loan Repurchase Facility	300,000	—	—	—%	10/21/2026	10/21/2026	—
Loan Repurchase Facility	50,000	49,600	49,600	5.08%	4/30/2028	4/30/2031	61,472
Securities Repurchases	—	825,936	825,936	4.13%	Jul. 2026	Jul. 2026	913,716
Mortgage Debt	N/A	386,017	387,485	5.88%	2026-2034(4)	2027-2048	556,587
Total Debt Obligations, net	$2,095,000	$4,019,174	$4,004,904				$1,603,197

(1)Carrying Value excludes $8.9 million, $2.2 million and $1.9 million of unamortized deferred financing costs included in Other Assets related to the Revolving Credit Facilities, Term Loan Facility and Loan Repurchase facilities, respectively.
(2)Interest rates on floating rate debt reflect the applicable index in effect as of June 30, 2026. Excludes deferred financing costs.
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

Senior Unsecured Notes
As of June 30, 2026, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $589.1 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture. During the six months ended June 30, 2026, the Company repurchased $10.4 million of the 2027 Notes, recognizing gain on bond repurchase of $0.1 million.

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
Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of June 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of June 30, 2026, the Company had $202.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of June 30, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of June 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of June 30, 2026, the Company had $275.0 million of outstanding borrowings on the Term Loan Facility.
Loan and Securities Repurchase Financing
As of June 30, 2026, the Company is party to three committed master repurchase agreements to finance its lending activities, totaling $570.0 million of credit capacity with $107.2 million of loan repurchase financing outstanding.

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

The Company has also entered into master repurchase agreements with several counterparties to finance real estate securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. As of June 30, 2026, the Company had $825.9 million of securities repurchase debt outstanding.

As of June 30, 2026, no loan repurchase facilities were scheduled to mature within 30 days of June 30, 2026. No counterparties held collateral that exceeded the amounts borrowed under the related loan and securities repurchase agreements by more than $142.7 million, or 10% of the Company’s total equity.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $387.5 million and $388.2 million, including premiums and deferred financing costs of $1.5 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.1 million and $0.3 million of premium amortization for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million of premium amortization for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, the Company executed one new term debt agreement. During the three and six months ended June 30, 2025, the Company executed no new term debt agreements.

Financial Covenants

Our borrowings under certain financing agreements are subject to financial covenants, including maximum leverage ratio limits, minimum net worth requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, and minimum unencumbered assets to unsecured debt requirements. The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as of June 30, 2026.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2026 (last six months)	$841,613
2027	705,165
2028	24,517
2029	871,694
2030	933,546
Thereafter	642,640
Subtotal	4,019,175
Debt issuance costs included in senior unsecured notes	(15,738)
Debt issuance costs included in mortgage loan financings	(1,286)
Net premiums included in mortgage loan financings (2)	2,753
Total	$4,004,904

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

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2026 and December 31, 2025 ($ in thousands):

June 30, 2026

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$91,000	$1	$—	0.29
Futures
10-year Treasury-Note Futures	10,900	115	—	0.23
Total derivatives	$101,900	$116	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

December 31, 2025

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$91,000	$1	$—	0.79
Futures
10-year Treasury-Note Futures	22,500	263	—	0.22
Total derivatives	$113,500	$264	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Caps	$(4)	$—	$(4)	$—	$—	$—
Futures	(250)	457	207	(148)	701	553
Total	$(254)	$457	$203	$(148)	$701	$553

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(154)	$189	$35	$(308)	$378	$70
Futures	(66)	1,557	1,491	123	1,661	1,784
Options	—	—	—	—	(5)	(5)
Total	$(220)	$1,746	$1,526	$(185)	$2,034	$1,849

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.3 million of cash margin as collateral for derivatives as of June 30, 2026, which is included in restricted cash in the consolidated balance sheets and $0.6 million cash margin as collateral for derivatives as of December 31, 2025.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2026 and December 31, 2025. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of June 30, 2026 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$116	$—	$116	$—	$(278)	$(162)
Total	$116	$—	$116	$—	$(278)	$(162)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of June 30, 2026 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$933,165	$—	$933,165	$—	$—	$—
Total	$933,165	$—	$933,165	$—	$—	$—

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2025 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$264	$—	$264	$—	$(574)	$(310)
Total	$264	$—	$264	$—	$(574)	$(310)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2025 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$627,012	$—	$627,012	$627,012	$—	$627,012
Total	$627,012	$—	$627,012	$627,012	$—	$627,012

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2026 and December 31, 2025 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. EQUITY

Stock Repurchases

On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of June 30, 2026, the Company has a remaining amount available for repurchase of $91.9 million, which represents 7.3% in the aggregate of its outstanding Class A common stock, based on the closing price of $9.95 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2026 and 2025 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2025		$90,580
Additional authorizations (2)		22,835
Repurchases paid:
January 1, 2026 - January 31, 2026	—	—
February 1, 2026 - February 28, 2026	477,536	(4,945)
March 1, 2026 - March 31, 2026	844,557	(8,470)
April 1, 2026 - April 30, 2026	11,431	(117)
May 1, 2026 - May 31, 2026	420,139	(4,199)
June 1, 2026 - June 30, 2026	371,211	(3,736)
Authorizations remaining as of June 30, 2026		$91,948

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 21, 2026, the Board authorized repurchases up to $100.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Additional authorizations (2)		33,201
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
April 1, 2025 - April 30, 2025	—	—
May 1, 2025 - May 31, 2025	401,396	(4,151)
June 1, 2025 - June 30, 2025	234,094	(2,456)
Authorizations remaining as of June 30, 2025		$93,393

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2026 and 2025:

Declaration Date	Dividend per Share
March 13, 2026	$0.23
June 15, 2026	0.23
Total	$0.46

March 14, 2025	$0.23
June 13, 2025	0.23
Total	$0.46

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accumulated Other Comprehensive Income (Loss) beginning of period	$(5,844)	$(7,215)	$(4,135)	$(4,866)
Unrealized gain (loss) on securities, available for sale	3,021	1,608	1,993	(561)
Reclassification adjustment for (gain) loss included in net income (loss)	(1,790)	(32)	(2,471)	(212)
Accumulated Other Comprehensive Income (Loss) end of period	$(4,613)	$(5,639)	$(4,613)	$(5,639)

10. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of June 30, 2026, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $76.2 million, and a single-tenant office building in Oakland County, MI with a book value of $8.4 million. The Company allocates income and loss and makes distributions from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

11. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2026 and 2025 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share amounts)	2026	2025	2026	2025
Basic and Diluted Net income (loss) available for Class A common shareholders	$14,588	$17,328	$17,194	$29,104
Weighted average shares outstanding:
Basic	124,730,611	125,796,410	125,063,259	125,713,143
Diluted	125,249,856	126,204,424	125,632,048	126,242,515

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2026 and 2025 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share amounts) (1)	2026	2025	2026	2025
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$14,588	$17,328	$17,194	$29,104
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,730,611	125,796,410	125,063,259	125,713,143
Basic net income (loss) per share of Class A common stock	$0.12	$0.14	$0.14	$0.23

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$14,588	$17,328	$17,194	$29,104
Diluted net income (loss) attributable to Class A common shareholders	14,588	17,328	17,194	29,104
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,730,611	125,796,410	125,063,259	125,713,143
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	519,245	408,014	568,789	529,372
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	125,249,856	126,204,424	125,632,048	126,242,515
Diluted net income (loss) per share of Class A common stock	$0.12	$0.14	$0.14	$0.23

(1)The Company applies the treasury stock method.
(2)There were 7,653 and 12,752 anti-dilutive shares for the three and six months ended June 30, 2026, respectively.
(3)There were 10,482 and 16,869 anti-dilutive shares for the three and six months ended June 30, 2025, respectively.

12. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$3,652	$2,996	$17,811	$14,211
Total Stock-Based Compensation Expense	$3,652	$2,996	$17,811	$14,211

A summary of the grants is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	$—	—	$—	2,702,022	$10.41	1,820,027	$11.68

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at June 30, 2026 and changes during 2026 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2025	2,094,180	$12.42	184,028
Granted	2,702,022	10.41	—
Vested	(2,084,508)	10.84	—
Forfeited	(82,903)	10.37	—
Expired	—	—	(184,028)
Nonvested/Outstanding at June 30, 2026	2,628,791	$11.67	—

Exercisable at June 30, 2026			—

At June 30, 2026, there was $19.7 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 2.7 years, with a weighted average remaining vesting period of 2.2 years.

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

Change in Control

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Miceli, Ms. McCormack, Mr. Perelman, Ms. Porcella, and one Non-Management Grantee will become fully vested if: (1) such Grantee continues to be employed through the closing of the change in control; or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such Grantee’s employment is terminated without cause or due to death or disability or the Grantee resigns for Good Reason, as defined in each Grantee’s employment agreement. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted.

In the event a Non-Management Grantee (except for the one grantee mentioned above), is terminated by the Company without cause within six months of certain changes in control, all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (or be forfeited) in accordance with the performance conditions.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis or amortized cost/par, at June 30, 2026 and December 31, 2025 are as follows ($ in thousands):

June 30, 2026

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$1,855,960		$1,855,743	$1,850,905	Internal model	5.17%	2.99
CMBS interest-only(1)	172,725	(2)	606	626	Internal model	8.56%	0.29
GNMA interest-only(3)	27,498	(2)	86	156	Internal model	9.17%	3.50
Corporate bonds(1)	9,250		9,234	9,191	Internal model	8.58%	2.15
Equity securities(3)	N/A		13,639	11,581	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	2,810,014		2,790,138	2,789,567	Discounted Cash Flow(5)	7.26%	1.85
Mortgage loan receivables held for sale	31,350		27,205	27,205	Internal model, third-party inputs(6)	4.57%	6.55
Nonhedge derivatives(1)(7)	101,900		116	116	Counterparty quotations	N/A	0.23

Liabilities:
Repurchase agreements - short-term	825,936		825,937	825,937	Cost plus Accrued Interest(8)	4.13%	0.04
Repurchase agreements - long-term	107,228		107,228	107,228	Discounted Cash Flow(8)	5.07%	4.45
Unsecured Revolving Credit Facility	202,000		202,000	202,000	(9)	4.87%	2.48
Term Loan Facility	275,000		275,000	275,000	(9)	5.00%	2.65
Mortgage loan financing	386,017		387,485	382,848	Discounted Cash Flow	5.88%	3.65
Senior unsecured notes	2,222,993		2,207,255	2,229,452	Internal model	5.29%	3.06

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $47.1 million at June 30, 2026.
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
(9)Fair value for the Unsecured Revolving Credit Facility and Term Loan Facility are estimated to approximate the outstanding face amount.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2026 and December 31, 2025 ($ in thousands):

June 30, 2026

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,847,125		$—	$1,842,180	$—	$1,842,180
CMBS interest-only(1)	164,844	(2)	—	573	—	573
GNMA interest-only(3)	27,498	(2)	—	156	—	156
Corporate bonds(1)	9,250		—	9,191	—	9,191
Equity securities	N/A		11,581	—	—	11,581
Nonhedge derivatives(4)	101,900		116	—	—	116
			$11,697	$1,852,100	$—	$1,863,797

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$2,810,014		$—	$—	$2,789,567	$2,789,567
Mortgage loan receivable held for sale(6)	31,350		—	—	27,205	27,205
CMBS(7)	8,836		—	8,725	—	8,725
CMBS interest-only(7)	7,881		—	53	—	53
			$—	$8,778	$2,816,772	$2,825,550
Liabilities:
Repurchase agreements - short-term	$825,936		$—	$825,937	$—	$825,937
Repurchase agreements - long-term	107,228		—	107,228	—	107,228
Unsecured Revolving Credit Facility	202,000		—	—	202,000	202,000
Term Loan Facility	275,000		—	—	275,000	275,000
Mortgage loan financing	386,017		—	—	382,848	382,848
Senior unsecured notes	2,222,993		—	2,229,452	—	2,229,452
			$—	$3,162,617	$859,848	$4,022,465

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
(5)Balance does not include impact of allowance for current expected credit losses of $47.1 million at June 30, 2026.
(6)A lower of cost or market adjustment was recorded as of June 30, 2026.
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

The Company did not have any Level 3 financial instruments as of June 30, 2026 and December 31, 2025.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $2.5 million and $3.2 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $1.0 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company’s net deferred tax assets (liabilities) were $(5.8) million and $(6.7) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(0.7) million and $2.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $(0.8) million and $1.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2026, the tax years 2022-2025 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. Two of the Company's subsidiary entities were under audit in New York City for tax years 2014-2020 and 2024, respectively. These audits were closed in the current quarter with no material changes to the Company's financial position or performance. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of June 30, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefits. As of June 30, 2026, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

15. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose other than its loans to an entity in which it has a non-controlling equity interest as disclosed in Note 3, Mortgage Loan Receivables.

16. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2026, the Company had a $13.3 million lease liability and a $12.1 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company’s operating leases of office space. Right-of-use lease assets initially equal the lease liability. The Company recognized operating expense of $0.8 million and $1.7 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2025, respectively, in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2026 are as follows ($ in thousands):

Period ending December 31,	Minimum Lease Payments
2026 (last six months)	$1,155
2027	2,232
2028	2,306
2029	2,409
2030	2,409
Thereafter	6,220
Total undiscounted cash flows	16,731
Present value discount (1)	(3,452)
Lease liabilities (2)	$13,279

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate, estimated at the time of lease commencement, for similar collateral, which was 6.59%. The average remaining lease term is 7.1 years.
(2)The Company has a five-year extension option on its corporate headquarters office at 320 Park Avenue, New York, New York, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of June 30, 2026, the Company’s off-balance sheet arrangements consisted of $182.7 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 41% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2025, the Company’s off-balance sheet arrangements consisted of $93.4 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

17. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker (“CODM”), the Chief Executive Officer, reviews and manages the business. The CODM uses net income (loss) to measure segment operating performance. All of the Company’s expenses are reviewed regularly and are included in segment operating performance. These reportable segments include loans, securities, and real estate. The loans segment includes all of the Company’s activities related to mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment includes all of the Company’s activities related to securities, which include investments in CMBS, U.S. Agency securities, corporate bonds, equity securities and U.S. Treasury securities not classified as cash and cash equivalents. The real estate segment includes all of the Company’s activities related to net leased properties, other diversified real estate and investments in unconsolidated ventures. Corporate/other includes cash and cash equivalents, senior unsecured notes, compensation and employee benefits, operating expenses, and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended June 30, 2026	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$51,266	$26,538	$26	$374	$78,204
Interest expense	(1,087)	(12,307)	(5,607)	(36,616)	(55,617)
Net interest income (expense)	50,179	14,231	(5,581)	(36,242)	22,587
(Provision for) release of loan loss reserves	(122)	—	—	—	(122)
Net interest income (expense) after provision for (release of) loan reserves	50,057	14,231	(5,581)	(36,242)	22,465
Other income (loss)
Real estate operating income	—	—	30,906	—	30,906
Net result from mortgage loan receivables held for sale (3)	152	—	—	22	174
Fee and other income	1,347	2,217	—	—	3,564
Net result from derivative transactions	—	—	(4)	207	203
Earnings (loss) from investment in unconsolidated ventures	—	—	252	—	252
Gain (loss) on extinguishment of debt	—	—	—	72	72
Total other income (loss)	1,499	2,217	31,154	301	35,171
Costs and expenses
Compensation and employee benefits	—	—	—	(12,260)	(12,260)
Operating expenses	—	—	—	(5,108)	(5,108)
Real estate operating expenses	—	—	(12,909)	—	(12,909)
Investment related expenses	(1,075)	—	(112)	(519)	(1,706)
Depreciation and amortization	—	—	(9,230)	(113)	(9,343)
Total costs and expenses	(1,075)	—	(22,251)	(18,000)	(41,326)
Income (loss) before taxes	50,481	16,448	3,322	(53,941)	16,310
Income tax (expense) benefit	—	—	—	(1,749)	(1,749)
Segment net income (loss)	$50,481	$16,448	$3,322	$(55,690)	$14,561

Total assets as of June 30, 2026	$2,770,248	$1,872,439	$817,990	$145,605	$5,606,282

Three months ended June 30, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$35,481	$24,697	$93	$2,464	$62,735
Interest expense	(4,976)	(1,032)	(6,556)	(28,641)	(41,205)
Net interest income (expense)	30,505	23,665	(6,463)	(26,177)	21,530
(Provision for) release of loan loss reserves	42	—	—	—	42
Net interest income (expense) after provision for (release of) loan reserves	30,547	23,665	(6,463)	(26,177)	21,572
Other income (loss)
Real estate operating income	—	—	25,775	—	25,775
Net result from mortgage loan receivables held for sale	4,914	—	—	—	4,914
Gain (loss) on real estate, net	—	—	—	—	—
Fee and other income	1,986	798	19	—	2,803
Net result from derivative transactions	1,301	—	35	190	1,526
Earnings (loss) from investment in unconsolidated ventures	—	—	(288)	—	(288)
Gain (loss) on extinguishment of debt	—	—	—	1	1
Total other income (loss)	8,201	798	25,541	191	34,731
Costs and expenses
Compensation and employee benefits	—	—	—	(11,561)	(11,561)
Operating expenses	—	—	—	(4,767)	(4,767)
Real estate operating expenses	—	—	(10,266)	—	(10,266)
Investment related expenses	(538)	(102)	(91)	(113)	(844)
Depreciation and amortization	—	—	(7,933)	(110)	(8,043)
Total costs and expenses	(538)	(102)	(18,290)	(16,551)	(35,481)
Income (loss) before taxes	38,210	24,361	788	(42,537)	20,822
Income tax (expense) benefit	—	—	—	(3,714)	(3,714)
Segment net income (loss)	$38,210	$24,361	$788	$(46,251)	$17,108

Total assets as of December 31, 2025	$2,198,224	$2,088,285	$748,006	$118,035	$5,152,550

Six months ended June 30, 2026	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$98,758	$52,942	$47	$678	$152,425
Interest expense	(1,579)	(22,405)	(11,182)	(71,655)	(106,821)
Net interest income (expense)	97,179	30,537	(11,135)	(70,977)	45,604
(Provision for) release of loan loss reserves	(94)	—	—	—	(94)
Net interest income (expense) after provision for (release of) loan reserves	97,085	30,537	(11,135)	(70,977)	45,510
Other income (loss)
Real estate operating income	—	—	58,197	—	58,197
Net result from mortgage loan receivables held for sale (3)	225	—	—	22	247
Gain (loss) on real estate, net	—	—	—	—	—
Fee and other income	3,157	1,812	—	—	4,969
Net result from derivative transactions	—	—	—	553	553
Earnings (loss) from investment in unconsolidated ventures	—	—	(4)	—	(4)
Gain (loss) on extinguishment of debt	—	—	—	72	72
Total other income (loss)	3,382	1,812	58,193	647	64,034
Costs and expenses
Compensation and employee benefits	—	—	—	(34,584)	(34,584)
Operating expenses	—	—	—	(10,201)	(10,201)
Real estate operating expenses	—	—	(24,167)	—	(24,167)
Investment related expenses	(1,065)	(8)	(108)	(1,681)	(2,862)
Depreciation and amortization	—	—	(18,026)	(224)	(18,250)
Total costs and expenses	(1,065)	(8)	(42,301)	(46,690)	(90,064)
Income (loss) before taxes	99,402	32,341	4,757	(117,020)	19,480
Income tax (expense) benefit	—	—	—	(2,315)	(2,315)
Segment net income (loss)	$99,402	$32,341	$4,757	$(119,335)	$17,165

Total assets as of June 30, 2026	$2,770,248	$1,872,439	$817,990	$145,605	$5,606,282

Six months ended June 30, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$70,231	$43,225	$198	$13,406	$127,061
Interest expense	(13,388)	(1,032)	(13,244)	(57,537)	(85,202)
Net interest income (expense)	56,842	42,193	(13,046)	(44,131)	41,859
(Provision for) release of loan loss reserves	123	—	—	—	123
Net interest income (expense) after provision for (release of) loan reserves	56,965	42,193	(13,046)	(44,131)	41,982
Other income (loss)
Real estate operating income	—	—	47,548	—	47,548
Net result from mortgage loan receivables held for sale	5,076	—	—	—	5,076
Gain (loss) on real estate, net	—	—	3,807	—	3,807
Fee and other income	5,480	2,589	19	—	8,088
Net result from derivative transactions	1,301	—	70	478	1,849
Earnings (loss) from investment in unconsolidated ventures	—	—	(1,020)	—	(1,020)
Gain (loss) on extinguishment of debt	—	—	—	257	257
Total other income (loss)	11,857	2,589	50,424	735	65,605
Costs and expenses
Compensation and employee benefits	—	—	—	(30,322)	(30,322)
Operating expenses	—	—	—	(9,283)	(9,283)
Real estate operating expenses	—	—	(19,032)	—	(19,032)
Investment related expenses	(1,326)	(167)	(192)	(346)	(2,031)
Depreciation and amortization	—	—	(15,162)	(217)	(15,379)
Total costs and expenses	(1,326)	(167)	(34,386)	(40,168)	(76,047)
Income (loss) before taxes	67,496	44,615	2,992	(83,564)	31,540
Income tax (expense) benefit	—	—	—	(2,876)	(2,876)
Segment net income (loss)	$67,496	$44,615	$2,992	$(86,440)	$28,664

Total assets as of December 31, 2025	$2,198,224	$2,088,285	$748,006	$118,035	$5,152,550

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $41.5 million and $44.5 million as of June 30, 2026 and December 31, 2025, respectively. This segment also includes the Company’s capital improvements of real estate of $1.7 million and $1.5 million as of June 30, 2026 and 2025, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s senior unsecured notes of $2.2 billion at June 30, 2026 and December 31, 2025. Corporate/Other also includes the Company’s stock-based compensation expense of $17.8 million and $14.2 million within compensation and employee benefits as of June 30, 2026 and 2025, respectively.
(3)Includes $22 thousand of realized losses from the sale of a conduit mortgage loan collateralized by a property in the Company’s real estate segment that eliminates in consolidation for the three and six months ended June 30, 2026.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $32.4 billion of commercial real estate loans from our inception in October 2008 through June 30, 2026. During this timeframe, we also acquired $16.6 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.2 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2026, we originated $17.0 billion of conduit loans, of which $17.0 billion were sold into 76 CMBS securitizations. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of senior unsecured notes and our unsecured revolving credit facility. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our initial public offering in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2026, our management team and directors held interests in our Company comprising 13% of our total equity. On average, our management team members have over 30 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of June 30, 2026 ($ in thousands):

CRE
Equity
$1,058
18%
$5.8B
Investment Assets
& Cash
CRE
Loans
$2,817
49%
CRE
Securities
$1,872
32%
Cash & Cash
Equivalents
$38
<1%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of June 30, 2026, we held a portfolio of 88 balance sheet first mortgage loans with an aggregate book value of $2.8 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.1% at June 30, 2026.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $27.2 million at June 30, 2026.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of June 30, 2026, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised value at origination, the loan-to-value ratio of the loan was 58.9% at June 30, 2026.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of June 30, 2026, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.
Real Estate

Net Leased Commercial Real Estate Properties. As of June 30, 2026, we owned 149 single tenant net leased properties with an undepreciated book value of $596.9 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2026, our net leased properties comprised a total of 3.4 million square feet, 100% leased with an average age since construction of 13 years and a weighted average remaining lease term of 3.6 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended June 30, 2026, we collected 99% of rent on these properties.

Diversified Commercial Real Estate Properties. As of June 30, 2026, we owned 62 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $460.8 million. During the three months ended June 30, 2026, we collected 98% of rent on these properties.

The following charts summarize the composition of our real estate investments as of June 30, 2026 ($ in millions):

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

As of June 30, 2026, the estimated fair value of our portfolio of CMBS investments totaled $1.9 billion in 112 CUSIPs ($16.5 million average investment per CUSIP). Included in the $1.9 billion of CMBS securities are $8.8 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 98.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of June 30, 2026:
As of June 30, 2026, our CMBS investments had a weighted average duration of 3.0 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2026, by property count and market value, respectively, 60.9% and 66.4% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 6.5% and 12.5%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.6% to 6.1% by property count and 0.1% to 6.1% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of June 30, 2026, the carrying value of our unconsolidated ventures was $41.5 million.

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

Senior Unsecured Notes

As of June 30, 2026, we had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $589.1 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture. During the six months ended June 30, 2026, the Company repurchased $10.4 million of the 2027 Notes, recognizing gain on bond repurchase of $0.1 million.

Due in large part to devoting such a large portion of our capital structure to equity and unsecured corporate bond debt, we maintain a $4.2 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of June 30, 2026.

Unsecured Revolving Credit Facilities

Our Unsecured Revolving Credit Facility is available on a revolving basis to finance our working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of June 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of June 30, 2026, we had $202.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of June 30, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of June 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of June 30, 2026, the Company had $275 million in outstanding borrowings on the Term Loan Facility.

Committed Loan Financing Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $570.0 million of credit capacity. As of June 30, 2026, we had $107.2 million of borrowings outstanding. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

We are a party to master repurchase agreements with several counterparties to finance our investments in securities. As of June 30, 2026, the Company had $825.9 million of securities repurchase debt outstanding. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess collateral.

Mortgage Loan Financing

We typically finance our real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $387.5 million, including premiums and deferred financing costs of $1.5 million as of June 30, 2026, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million of premium amortization, which decreased interest expense for the six months ended June 30, 2026. During the six months ended June 30, 2026, we executed one new term debt agreement to finance properties in our real estate portfolio with a carrying amount of $8.1 million. During the six months ended June 30, 2025, the Company executed no new term debt agreements.

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

We were in compliance in all material respects with the covenants under our financing arrangements as described in this Quarterly Report as of June 30, 2026.

Results of Operations

A discussion regarding our results of operations for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 is presented below.

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	June 30, 2026	March 31, 2026	Difference
Net interest income
Interest income	$78,204	$74,221	$3,983
Interest expense	55,617	51,204	4,413
Net interest income (expense)	22,587	23,017	(430)
Provision for (release of) loan loss reserves, net	122	(28)	150
Net interest income (expense) after provision for (release of) loan loss reserves	22,465	23,045	(580)
Other income (loss)
Real estate operating income	30,906	27,291	3,615
Net result from mortgage loan receivables held for sale	174	73	101
Fee and other income	3,564	1,405	2,159
Net result from derivative transactions	203	350	(147)
Earnings (loss) from investment in unconsolidated ventures	252	(256)	508
Gain on extinguishment of debt	72	—	72
Total other income (loss)	35,171	28,863	6,308
Costs and expenses
Compensation and employee benefits	12,260	22,324	(10,064)
Operating expenses	5,108	5,094	14
Real estate operating expenses	12,909	11,258	1,651
Investment related expenses	1,706	1,156	550
Depreciation and amortization	9,343	8,907	436
Total costs and expenses	41,326	48,739	(7,413)
Income (loss) before taxes	16,310	3,169	13,141
Income tax expense (benefit)	1,749	566	1,183
Net income (loss)	$14,561	$2,603	$11,958

Investment Overview

Activity for the three months ended June 30, 2026 included fundings of $491.7 million, paydowns of $290.5 million and the securitization of $13.0 million of a conduit loan, which contributed to a $183.3 million increase in commercial mortgage loans. Activity for the three months ended June 30, 2026 included securities purchases of $333.3 million, amortization and paydowns of $68.9 million and sales of $468.5 million, which contributed to a net decrease in our securities portfolio of $201.2 million. Activity for three months ended June 30, 2026 included $8.3 million of real estate acquired via foreclosure.

Activity for the three months ended March 31, 2026 included fundings of $567.8 million, paydowns of $91.1 million and the sale of $13.0 million of a conduit loan, which contributed to a $388.6 million increase in commercial mortgage loans. Activity for the three months ended March 31, 2026 included securities purchases of $274.9 million, amortization and paydowns of $124.7 million and sales of $162.0 million, which contributed to a net decrease in our securities portfolio of $14.6 million. Activity for three months ended March 31, 2026 included $79.7 million of real estate acquired via foreclosure.

Net Interest Income

The $4.0 million increase in interest income was primarily attributable to net originations within our loan portfolio. There was a $24.3 million increase in average securities investments from the three months ended March 31, 2026 to three months ended

June 30, 2026. The average balance was $2.1 billion for the three months ended June 30, 2026 and March 31, 2026. There was a $0.2 billion increase in average loan investments from $2.5 billion for the three months ended March 31, 2026 to $2.7 billion for the three months ended June 30, 2026.

The $4.4 million increase in interest expense was primarily attributable to an increase in usage of our Unsecured Corporate Revolver, our Term Loan Facility and our securities and loan repurchase facilities.

The decrease in net interest income before provision for loan losses of $0.4 million is primarily driven by a net increase in borrowings, partially offset by increased income on loans.

As of June 30, 2026 and March 31, 2026, the weighted average yield on our mortgage loan receivables was 7.2% and 8.0%, respectively. As of June 30, 2026, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.1%. As of June 30, 2026, we had outstanding borrowings secured by our mortgage loan receivables equal to 3.8% of the carrying value of our mortgage loan receivables. As of March 31, 2026, we did not have any borrowings against our mortgage loan receivables.

As of June 30, 2026 and March 31, 2026, the weighted average yield on our securities was 5.2% and 5.3%, respectively. As of June 30, 2026 and March 31, 2026, the weighted average interest rate on borrowings against our securities was 4.1% and 4.2%, respectively. As of June 30, 2026, we had outstanding borrowings secured by our securities equal to 44.4% of the carrying value of our securities, compared to 45.1% as of March 31, 2026.

Our real estate portfolio is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2026 and March 31, 2026, the weighted average interest rate on mortgage borrowings against our real estate was 5.9%. As of June 30, 2026, we had outstanding borrowings secured by our real estate equal to 49.9% of the carrying value of our real estate, compared to 49.5% as of March 31, 2026.

Real Estate Operating Income

The increase of $3.6 million in real estate operating income during the three months ended June 30, 2026 compared to the three months ended March 31, 2026 was primarily attributable to an increase in operations at our properties and the acquisition of real estate that occurred since January 1, 2026, for which there was not a full quarter of operating income during the three months ended March 31, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended June 30, 2026, we recorded $0.6 million of realized gains on the securitization of one conduit loan and $0.4 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended March 31, 2026, we recorded $0.4 million related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $2.2 million increase in fee and other income was primarily due to lower unrealized losses on securities for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026.

Net Result from Derivative Transactions

The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. Net result from derivative transactions of $0.2 million was comprised of a realized gain of $0.5 million and an unrealized loss of $0.3 million for the three months ended June 30, 2026. Net result from derivative transactions of $0.3 million was comprised of a realized gain of $0.2 million and an unrealized gain of $0.1 million for the three months ended March 31, 2026. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain during the three months ended June 30, 2026 was primarily related to movement in interest rates during the three months ended June 30, 2026.

Income (Loss) from Investment in Unconsolidated Ventures

Income (loss) from our investment in unconsolidated ventures totaled $0.3 million and $(0.3) million for the three months ended June 30, 2026 and March 31, 2026, respectively. The increase in income from investment in unconsolidated ventures is primarily attributable to an increase in property operations.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The decrease of $10.1 million in compensation expense was primarily attributable to the immediate vesting of shares that were granted during the three months ended March 31, 2026, partially offset by an increase in bonus accrual for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026.

Real Estate Operating Expenses

The increase of $1.7 million in real estate operating expenses during the three months ended June 30, 2026 compared to the three months ended March 31, 2026 was primarily attributable to an increase in operations at our properties and the acquisition of real estate that occurred since January 1, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan-related expenses. The increase during the three months ended June 30, 2026 as compared to March 31, 2026 of $0.6 million was primarily attributable to an increase in loan-related expenses.

Depreciation and Amortization

The $0.4 million increase during the three months ended June 30, 2026 compared to the three months ended March 31, 2026 in depreciation and amortization is primarily attributable to the acquisition of real estate. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The increase in expense during the three months ended June 30, 2026 compared to the three months ended March 31, 2026 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is presented below.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six Months Ended June 30,
	2026	2025	Difference
Net interest income
Interest income	$152,425	$127,061	$25,364
Interest expense	106,821	85,202	21,619
Net interest income (expense)	45,604	41,859	3,745
Provision for (release of) loan loss reserves, net	94	(123)	217
Net interest income (expense) after provision for (release of) loan loss reserves	45,510	41,982	3,528
Other income (loss)
Real estate operating income	58,197	47,548	10,649
Net result from mortgage loan receivables held for sale	247	5,076	(4,829)
Gain (loss) on real estate, net	—	3,807	(3,807)
Fee and other income	4,969	8,088	(3,119)
Net result from derivative transactions	553	1,849	(1,296)
Earnings (loss) from investment in unconsolidated ventures	(4)	(1,020)	1,016
Gain on extinguishment of debt	72	257	(185)
Total other income (loss)	64,034	65,605	(1,571)
Costs and expenses
Compensation and employee benefits	34,584	30,322	4,262
Operating expenses	10,201	9,283	918
Real estate operating expenses	24,167	19,032	5,135
Investment related expenses	2,862	2,031	831
Depreciation and amortization	18,250	15,379	2,871
Total costs and expenses	90,064	76,047	14,017
Income (loss) before taxes	19,480	31,540	(12,060)
Income tax expense (benefit)	2,315	2,876	(561)
Net income (loss)	$17,165	$28,664	$(11,499)

Investment Overview

Activity for the six months ended June 30, 2026 included fundings of $1.1 billion, paydowns of $381.6 million, and the sale of $26.0 million of two conduit loans, which contributed to a $572.0 million increase in commercial mortgage loans. Activity for the six months ended June 30, 2026 included securities purchases of $608.3 million, amortization and paydowns of $193.5 million and sales of $630.5 million, which contributed to a net decrease in our securities portfolio of $215.8 million. Activity for the six months ended June 30, 2026 included $88.0 million of real estate acquired via foreclosure.

Activity for the six months ended June 30, 2025 included fundings of $476.0 million and paydowns of $373.3 million, which contributed to a $3.8 million increase in commercial mortgage loans. Activity for the six months ended June 30, 2025 included securities purchases of $1.1 billion, amortization and paydowns of $201.3 million and sales of $59.4 million, which contributed to a net increase in our securities portfolio of $885.6 million. In addition, we purchased $1.6 billion of short-term U.S. Treasury securities during the six months ended June 30, 2025. Nearly the entire short-term U.S. Treasury securities portfolio, or $2.7 billion, matured or was sold during the six months ended June 30, 2025.

Net Interest Income

The $25.4 million increase in interest income was primarily attributable to net originations within our loan portfolio and an increase in interest earned from CMBS securities due to net purchases, partially offset by lower interest income on short‑term U.S. Treasury securities, resulting from the sale and maturity of the full portfolio. There was a $0.9 billion increase in average loan investments from $1.7 billion for the six months ended June 30, 2025 to $2.6 billion for the six months ended June 30, 2026. There was a $0.6 billion increase in average securities investments from $1.5 billion for the six months ended June 30, 2025 to $2.1 billion for the six months ended June 30, 2026.

The $21.6 million increase in interest expense is primarily related to an increase in borrowings on our securities repurchase facilities and our Unsecured Corporate Revolver, and the issuance of our 2030 Notes and utilization of our Term Loan Facility, partially offset by the redemption of all outstanding obligations of LCCM 2021-FL2 and LCCM 2021-FL3, lower outstanding balances on our loan repurchase facilities and the payoff of mortgage loan debt.

As of June 30, 2026, the weighted average yield on our mortgage loan receivables was 7.2%, compared to 8.9% as of June 30, 2025. As of June 30, 2026, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.1%. As of June 30, 2025, the weighted average interest rate on borrowings against our mortgage loan receivables was 6.5%. As of June 30, 2026 we had outstanding borrowings secured by our mortgage loan receivables equal to 3.8%, compared to 4.0% of the carrying value of our mortgage loan receivables as of June 30, 2025.

As of June 30, 2026, the weighted average yield on our securities was 5.2%, compared to 5.9% as of June 30, 2025. As of June 30, 2026, the weighted average interest rate on borrowings against our securities was 4.1%, compared to 4.9% as of June 30, 2025. As of June 30, 2026, we had outstanding borrowings secured by our securities equal to 44.4% of the carrying value of our real estate securities, compared to 15.0% as of June 30, 2025.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2026, the weighted average interest rate on mortgage borrowings against our real estate assets was 5.9%, compared to 6.1% as of June 30, 2025. As of June 30, 2026, we had outstanding borrowings secured by our real estate equal to 49.9% of the carrying value of our real estate, compared to 61.1% as of June 30, 2025.

Real Estate Operating Income

The increase of $10.6 million in real estate operating income was primarily attributable to real estate acquisitions that occurred subsequent to June 30, 2025 through June 30, 2026, partially offset by sales that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the six months ended June 30, 2026, we recorded $1.0 million of realized gains on the securitization of two conduit loans and $0.8 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the six months ended June 30, 2025, we sold one conduit loan for a gain of $3.6 million and we recorded $1.4 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The decrease of $3.8 million of gain on real estate, net during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was the result of no property sales during the six months ended June 30, 2026 compared to one property sale for a gain of $3.8 million during the six months ended June 30, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $3.1 million decrease was primarily driven by unrealized losses on securities and lower payoffs during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Net Result from Derivative Transactions

Net result from derivative transactions of $0.6 million was comprised of a realized gain of $0.7 million and an unrealized loss of $(0.1) million for the six months ended June 30, 2026. Net result from derivative transactions of $1.8 million was comprised of a realized gain of $2.0 million and an unrealized loss of $(0.2) million for the six months ended June 30, 2025. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were primarily ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk. The net gain in 2026 was primarily related to changes in interest rates during the six months ended June 30, 2026.

Loss from Investment in Unconsolidated Ventures

Loss from our investment in unconsolidated ventures totaled $4.0 thousand and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase in income from investment in unconsolidated ventures is primarily attributable to acquisitions and an increase in property operations.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The increase of $4.3 million in compensation expense is primarily due to an increase in equity based compensation for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Operating Expenses

Operating expenses are primarily comprised of professional fees, and lease, technology and administrative expenses. The increase of $0.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily related to an increase in professional fees, information technology expenses and administrative expenses.

Real Estate Operating Expenses

The increase of $5.1 million in real estate operating expenses was primarily attributable to real estate acquisitions that occurred subsequent to June 30, 2025 through June 30, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan-related expenses. The increase during the six months ended June 30, 2026 as compared to June 30, 2025 of $0.8 million was primarily attributable to an increase in loan-related expenses.

Depreciation and Amortization

The increase of $2.9 million in depreciation and amortization was primarily attributable to real estate foreclosures that occurred subsequent to June 30, 2025 through June 30, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The decrease in expense during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily a result of changes in our income in our TRSs.
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

Cash Flows

We held cash and cash equivalents of $37.6 million and restricted cash of $16.8 million as of June 30, 2026. We held cash and cash equivalents of $38.0 million and restricted cash of $14.9 million as of December 31, 2025.

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$31,281	$15,318
Net cash provided by (used in) investing activities	(426,708)	(779,357)
Net cash provided by (used in) financing activities	396,965	(433,673)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,538	$(1,197,712)

Six months ended June 30, 2026

We experienced a net increase in cash, cash equivalents and restricted cash of $1.5 million for the six months ended June 30, 2026, reflecting cash provided by operating activities of $31.3 million, cash used in investing activities of $(426.7) million and cash provided by financing activities of $397.0 million.

Net cash provided by operating activities of $31.3 million was primarily driven by payment of annual cash compensation and accrued interest payable, partially offset by net interest income and net operating income on our real estate portfolio.

Net cash used in investing activities of $(426.7) million was driven by $(1.0) billion of origination of mortgage loans held for investment and $(581.2) million in purchases of securities, partially offset by $377.8 million of repayments from mortgage loan receivables, $177.6 million in repayments on securities and $630.5 million of proceeds from sale of securities.

Net cash provided by financing activities of $397.0 million was primarily as a result of net borrowings of $492.2 million, $(59.3) million of dividend payments, $(9.1) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(21.2) million purchase of treasury stock, and $(5.6) million in deferred financing cost paid.

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
Unencumbered Assets

As of June 30, 2026, we held unencumbered cash and cash equivalents of $37.6 million, unencumbered loans of $2.7 billion, unencumbered securities of $0.9 billion, unencumbered real estate of $400.5 million and $132.7 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2025, we held unencumbered cash and cash equivalents of $38.0 million, unencumbered loans of $2.2 billion, unencumbered securities of $1.4 billion, unencumbered real estate of $320.4 million and $109.7 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2026 are set forth in the table below ($ in thousands):

June 30, 2026
Senior unsecured notes(1)	$2,207,255
Unsecured Revolving Credit Facility	202,000
Loan repurchase facilities	107,228
Uncommitted securities repurchase facilities	825,936
Mortgage debt(2)	387,485
Term Loan Facility	275,000
Total debt obligations, net	$4,004,904

(1)Presented net of unamortized debt issuance costs of $15.7 million as of June 30, 2026.
(2)Presented net of unamortized debt issuance costs of $1.3 million and net of premiums of $2.8 million as of June 30, 2026.

The Company’s repurchase agreements include financial covenants, including minimum net worth requirements, minimum liquidity levels, maximum leverage ratios and minimum fixed charge or interest coverage ratios. The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as of June 30, 2026 and December 31, 2025. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.
Senior Unsecured Notes

As of June 30, 2026, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $589.1 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). During the six months ended June 30, 2026, the Company repurchased $10.4 million of the 2027 Notes, recognizing gain on bond repurchase of $0.1 million.

As of December 31, 2025, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of the 2027 Notes, $633.9 million in aggregate principal amount of the 2029 Notes, $500.0 million in aggregate principal amount of the 2030 Notes and $500.0 million in aggregate principal amount of the 2031 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company guarantees the obligations under the Notes and the indenture. The Company was in compliance in all material respects with the covenants of the Notes as of June 30, 2026 and December 31, 2025. The Notes are presented net of unamortized debt issuance costs of $15.7 million and $18.2 million as of June 30, 2026 and December 31, 2025, respectively.
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

Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of June 30, 2026. The margin for borrowings is subject to adjustment based on the Company’s credit rating and may range between 77.5 and 170 basis points. As of June 30, 2026, the Company had $202.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of June 30, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of June 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of June 30, 2026, the Company had $275.0 million of outstanding borrowings on the Term Loan Facility.

Committed Loan Financing Facilities

The Company is a party to multiple committed loan repurchase agreement facilities, totaling $570.0 million of credit capacity as of June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company had $107.2 million in borrowings outstanding. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

The Company is a party to master repurchase agreements with several counterparties to finance its investments in securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, the Company has the right to call back excess collateral. As of June 30, 2026, the Company had $825.9 million of securities repurchase debt outstanding.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $387.5 million and $388.2 million, including premiums and deferred financing costs of $1.5 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million of premium amortization, which decreased interest expense for each of the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026, we executed one new term debt agreement to finance a property in our real estate portfolio with a carrying amount of $8.1 million. During the six months ended June 30, 2025, the Company executed no new term debt agreements.
Stock Repurchases

On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2026, the Company has a remaining amount available for repurchase of $91.9 million, which represents 7.3% in the aggregate of its outstanding Class A common stock, based on the closing price of $9.95 per share on such date. Refer to Note 9, Equity, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2026 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2025		$90,580
Additional authorizations (2)		22,835
Repurchases paid:
January 1, 2026 - January 31, 2026	—	—
February 1, 2026 - February 28, 2026	477,536	(4,945)
March 1, 2026 - March 31, 2026	844,557	(8,470)
April 1, 2026 - April 30, 2026	11,431	(117)
May 1, 2026 - May 31, 2026	420,139	(4,199)
June 1, 2026 - June 30, 2026	371,211	(3,736)
Authorizations remaining as of June 30, 2026		$91,948

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 21, 2026, the Board authorized repurchases up to $100.0 million in aggregate.

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

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $377.8 million for the six months ended June 30, 2026 and $474.3 million for the six months ended June 30, 2025. Repayment of real estate securities provided net cash of $177.6 million for the six months ended June 30, 2026, and $200.6 million for the six months ended June 30, 2025.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $26.2 million of proceeds from sales of mortgage loans for the six months ended June 30, 2026. There were $66.8 million of proceeds from sales of mortgage loans for the six months ended June 30, 2025.

Proceeds from the Sale of Securities

We sell our investments in CMBS, including CRE CLOs, U.S. Agency securities, corporate bonds, U.S. Treasury securities, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $630.5 million for the six months ended June 30, 2026, and $59.4 million for the six months ended June 30, 2025.

Proceeds from the Sale of Real Estate

There were no proceeds from sales of real estate, net of closing costs for the six months ended June 30, 2026. There were $13.1 million of proceeds from sales of real estate, net of closing costs for the six months ended June 30, 2025.

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

Contractual Obligations

Contractual obligations as of June 30, 2026 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior unsecured notes	$589,074	$633,919	$500,000	$500,000	$2,222,993
Unsecured Revolving Credit Facility & Term Loan Facility	—	—	477,000	—	477,000
Secured financings	948,513	38,327	248,996	83,347	1,319,183
Interest payable (2)	126,566	186,424	106,328	29,020	448,338
Other funding obligations (3)	8,516	88,186	10,705	—	107,407
Operating lease obligations	2,064	4,611	4,818	5,238	16,731
Total	$1,674,733	$951,467	$1,347,847	$617,605	$4,591,652

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
(2)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2026 to determine the future interest payment obligations.
(3)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2026. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $75.3 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of June 30, 2026, our off-balance sheet arrangements consisted of $182.7 million of unfunded commitments of mortgage loan receivables held for investment. 41% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2025, our off-balance sheet arrangements consisted of $93.4 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.
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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The provision for (release of) loan loss reserves for the three months ended June 30, 2026 and June 30, 2025 was $122.0 thousand and $(42.0) thousand, respectively, and $94.0 thousand and $(123.0) thousand for the six months ended June 30, 2026 and June 30, 2025, respectively.

The allowance for loan losses at June 30, 2026 and December 31, 2025 was $47.8 million and $47.7 million, respectively. The allowance includes $0.7 million of reserves for unfunded commitments at both June 30, 2026 and December 31, 2025. The estimate is sensitive to the assumptions used to represent future expected economic conditions.
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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of June 30, 2026 and December 31, 2025, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There were no properties classified as held for sale as of June 30, 2026 or December 31, 2025. We did not record any impairments of real estate for the six months ended June 30, 2026 or June 30, 2025.

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

We define distributable earnings as income before taxes adjusted for: (i) net (income) loss attributable to noncontrolling interests in consolidated ventures; (ii) our share of real estate depreciation, amortization and gain adjustments and the inclusion of income distributions from investments in unconsolidated ventures; (iii) the impact of derivative gains and losses related to hedging fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk as of the end of the specified accounting period; (iv) economic gains or losses on loan sales, certain of which may not be recognized under GAAP accounting in consolidation for which risk has substantially transferred during the period, as well as the exclusion of the related GAAP economics in subsequent periods; (v) unrealized gains or losses related to our investments in securities recorded at fair value in current period earnings; (vi) unrealized and realized provision for loan losses and real estate impairment; (vii) non-cash stock-based compensation; and (viii) certain non-recurring transactional items.
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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	June 30,	March 31,
	2026	2026
Income (loss) before taxes	$16,310	$3,169
Net (income) loss attributable to noncontrolling interests in consolidated ventures	27	2
Our share of real estate depreciation, amortization and real estate sale adjustments (1)	10,354	8,698
Adjustments for derivative results and loan sale activity (2)	430	76
Unrealized (gain) loss on securities	(81)	1,930
Adjustment for impairment	122	(28)
Non-cash stock-based compensation	3,652	14,159
Distributable earnings	$30,814	$28,006

(1)
The following is an unaudited reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and adjustments to (earnings) loss from investment in unconsolidated ventures ($ in thousands):

		Three Months Ended
		June 30,	March 31,
		2026	2026
	Total GAAP depreciation and amortization	$9,343	$8,907
	Depreciation and amortization related to non-rental property fixed assets	(113)	(111)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(126)	(125)
	Our share of operating lease income from above/below market lease intangible amortization	(227)	(229)
	Our share of real estate depreciation and amortization and real estate adjustments	8,877	8,442
	Adjustment for (earnings) loss from investments in unconsolidated ventures (a)	1,477	256
	Our share of real estate depreciation, amortization and real estate sale adjustments	$10,354	$8,698

	(a) The three months ended June 30, 2026 adjusts for GAAP earnings from investment in unconsolidated ventures of $(252) thousand and includes an income distribution of $1.7 million.

(2)
The following is an unaudited reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):

		Three Months Ended
		June 30,	March 31,
		2026	2026
	GAAP net results from derivative transactions	$(203)	$(350)
	Realized results of loan sales, net (a)	41	27
	Unrealized lower of cost or market adjustments related to loans held for sale	423	358
	Amortization of (premium)/discount on mortgage loan financing included in interest expense	(141)	(151)
	Recognized derivative results	310	192
	Adjustments for derivative results and loan sale activity	$430	$76

(a) Includes realized loss from sales of conduit mortgage loans collateralized by net lease properties in our real estate segment of $21 thousand and net hedge related gains on such mortgage loan sales of $62 thousand for the three months ended June 30, 2026. Represents the net hedge related gain of $27 thousand on conduit sales for the three months ended March 31, 2026.

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2026 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on June 30, 2026, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(20,214)	$3,891
Increase by 1.00%	29,405	(3,826)

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

Our mortgage loan receivable portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 68.0% as of June 30, 2026 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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
The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as described in this Quarterly Report as of June 30, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2026 to the risk factors in Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 30, 2026 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	11,431	$10.24	11,431	$99,883
May 1, 2026 - May 31, 2026	420,139	9.99	420,139	95,684
June 1, 2026 - June 30, 2026	371,211	10.07	371,211	91,948
Total	802,781	$10.03	802,781	$91,948

(1)On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

LADDER CAPITAL CORP
(Registrant)

Date: July 24, 2026	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: July 24, 2026	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer