Form 10-Q
period 2026-09-30
Ladder Capital Corp
filed 2026-10-26
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2026
Class A common stock, $0.001 par value	125,992,003
Class B common stock, $0.001 par value	—

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2026

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (the “SEC”);
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2026	December 31, 2025(1)
	(Unaudited)
Assets
Cash and cash equivalents	$41,776	$37,953
Restricted cash	21,432	14,888
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,951,526	2,217,375
Allowance for credit losses	(43,566)	(47,137)
Mortgage loan receivables held for sale	26,847	27,986
Securities	2,276,280	2,088,285
Real estate and related lease intangibles, net	654,152	703,537
Real estate held for sale, net	4,455	—
Investments in and advances to unconsolidated ventures	40,606	44,468
Derivative instruments	348	264
Accrued interest receivable	20,358	15,890
Other assets	50,464	49,041
Total assets	$6,044,678	$5,152,550
Liabilities and Equity
Liabilities
Debt obligations, net	$4,346,438	$3,510,402
Dividends payable	31,447	31,819
Accrued expenses	60,495	76,448
Other liabilities	145,690	52,524
Total liabilities	4,584,070	3,671,193
Commitments and contingencies (refer to Note 16)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 130,790,591 and 130,790,591 shares issued and 125,992,003 and 127,233,559 shares outstanding as of September 30, 2026 and December 31, 2025, respectively.	126	127
Additional paid-in capital	1,779,879	1,787,074
Treasury stock, 4,798,588 and 3,557,032 shares, at cost	(49,146)	(39,056)
Retained earnings (dividends in excess of earnings)	(264,554)	(260,084)
Accumulated other comprehensive income (loss)	(3,170)	(4,135)
Total shareholders’ equity	1,463,135	1,483,926
Noncontrolling interests in consolidated ventures	(2,527)	(2,569)
Total equity	1,460,608	1,481,357
Total liabilities and equity	$6,044,678	$5,152,550

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 6.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income
Interest income	$80,446	$71,768	$232,871	$198,829
Interest expense	51,616	37,605	147,255	109,485
Net interest income (expense)	28,830	34,163	85,616	89,344
Provision for (release of) loan loss reserves, net	13	(31)	107	(154)
Net interest income (expense) after provision for (release of) loan loss reserves	28,817	34,194	85,509	89,498
Other income (loss)
Real estate operating income	30,657	26,666	88,854	74,214
Net result from mortgage loan receivables held for sale	(357)	(377)	(110)	4,700
Gain (loss) on real estate, net	65,627	—	65,627	3,807
Fee and other income (loss)	(5,526)	3,864	(557)	11,952
Net result from derivative transactions	489	21	1,042	1,870
Earnings (loss) from investment in unconsolidated ventures	(823)	(414)	(828)	(1,434)
Gain on extinguishment of debt	7	(106)	79	151
Total other income (loss)	90,074	29,654	154,107	95,260
Costs and expenses
Compensation and employee benefits	16,174	11,552	50,758	41,874
Operating expenses	4,885	5,276	15,087	14,559
Real estate operating expenses	14,748	11,424	38,916	30,456
Interest expense on real estate	5,789	6,373	16,970	19,695
Investment related expenses	1,900	855	4,762	2,887
Depreciation and amortization	8,059	8,238	26,309	23,617
Total costs and expenses	51,555	43,718	152,802	133,088
Income (loss) before taxes	67,336	20,130	86,814	51,670
Income tax expense (benefit)	1,450	960	3,765	3,836
Net income (loss)	65,886	19,170	83,049	47,834
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(21)	19	8	459
Net income (loss) attributable to Class A common shareholders	$65,865	$19,189	$83,057	$48,293

Earnings per share:
Basic	$0.53	$0.15	$0.67	$0.38
Diluted	$0.53	$0.15	$0.66	$0.38

Weighted average shares outstanding:
Basic	124,098,939	125,339,188	124,738,287	125,587,121
Diluted	124,885,210	126,115,547	125,379,570	126,198,822

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$65,886	$19,170	$83,049	$47,834
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax:
Unrealized gain (loss) on securities, available for sale	(2,933)	4,131	(940)	3,570
Reclassification adjustment for (gain) loss included in net income (loss)	4,376	(1,831)	1,905	(2,043)
Total other comprehensive income (loss)	1,443	2,300	965	1,527
Comprehensive income (loss)	67,329	21,470	84,014	49,361
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	(21)	19	8	459
Comprehensive income (loss) attributable to Class A common shareholders	$67,308	$21,489	$84,022	$49,820

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, June 30, 2026	126,865	$127	$1,776,165	$(40,933)	$(301,417)	$(4,613)	$(2,613)	$1,426,716
Contributions	—	—	—	—	—	—	65	65
Amortization of equity based compensation	—	—	3,714	—	—	—	—	3,714
Purchase of treasury stock	(871)	(1)	—	(8,187)	—	—	—	(8,188)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(2)	—	—	(26)	—	—	—	(26)
Dividends declared	—	—	—	—	(29,002)	—	—	(29,002)
Net income (loss)	—	—	—	—	65,865	—	21	65,886
Other comprehensive income (loss)	—	—	—	—	—	1,443	—	1,443
Balance, September 30, 2026	125,992	$126	$1,779,879	$(49,146)	$(264,554)	$(3,170)	$(2,527)	$1,460,608

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2025	127,234	$127	$1,787,074	$(39,056)	$(260,084)	$(4,135)	$(2,569)	$1,481,357
Contributions	—	—	—	—	—	—	65	65
Distributions	—	—	—	—	—	—	(15)	(15)
Amortization of equity based compensation	—	—	21,525	—	—	—	—	21,525
Grants of restricted stock	2,702	3	(29,580)	29,580	—	—	—	3
Purchase of treasury stock	(2,996)	(3)	—	(29,649)	—	—	—	(29,652)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(865)	(1)	—	(9,161)	—	—	—	(9,162)
Forfeitures	(83)	—	860	(860)	—	—	—	—
Dividends declared	—	—	—	—	(87,527)	—	—	(87,527)
Net income (loss)	—	—	—	—	83,057	—	(8)	83,049
Other comprehensive income (loss)	—	—	—	—	—	965	—	965
Balance, September 30, 2026	125,992	$126	$1,779,879	$(49,146)	$(264,554)	$(3,170)	$(2,527)	$1,460,608

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$83,049	$47,834
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(79)	(151)
Depreciation and amortization	26,309	23,617
Unrealized (gain) loss on derivative instruments	(85)	174
Unrealized (gain) loss on securities	4,738	(613)
Provision for (release of) loan loss reserves, net	107	(154)
Amortization of equity based compensation	21,525	17,260
Amortization of deferred financing costs included in interest expense	8,447	7,263
Amortization of (premium)/discount on mortgage loan financing included in interest expense	(542)	(493)
Amortization of above- and below-market lease intangibles	(335)	(1,067)
(Accretion)/amortization of discount, premium and other fees on mortgage loans receivable	(10,497)	(7,742)
(Accretion)/amortization of discount and premium on securities	(34)	(1,213)
Net result from mortgage loan receivables held for sale	110	(4,700)
Realized (gain) loss on securities	1,599	(3,061)
(Gain) loss on real estate, net	(65,627)	(3,807)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	828	1,434
Origination of mortgage loan receivables held for sale	(25,202)	(63,360)
Repayment of mortgage loan receivables held for sale	—	140
Proceeds from sales of mortgage loan receivables held for sale	26,231	66,847
Change in deferred tax liability	(1,111)	1,655
Changes in operating assets and liabilities:
Accrued interest receivable	(4,468)	(1,549)
Other assets	(3,474)	(1,594)
Accrued expenses and other liabilities	(19,175)	(35,064)
Net cash provided by (used in) operating activities	42,314	41,656

Cash flows from investing activities:
Origination and funding of mortgage loan receivables held for investment	(1,234,639)	(888,703)
Repayment of mortgage loan receivables held for investment	419,422	604,058
Purchases of securities	(979,348)	(1,480,218)
Repayment of securities	230,616	364,848
Basis recovery of interest-only securities	1,046	1,501
Proceeds from sales of securities	664,086	316,730
Capital improvements of real estate	(2,811)	(1,986)
Proceeds from sale of real estate	166,309	13,079
Capital contributions to investment in unconsolidated ventures	(10,030)	—
Capital distribution from investment in unconsolidated ventures	13,065	—
Purchase of derivative instruments	—	(76)
Net cash provided by (used in) investing activities	(732,284)	(1,070,767)
Cash flows from financing activities:
Deferred financing costs paid	(5,639)	(11,099)
Proceeds from borrowings under debt obligations	13,099,082	2,355,726

	Nine Months Ended September 30,
	2026	2025
Repayment and repurchase of borrowings under debt obligations	(12,266,442)	(2,490,852)
Cash dividends paid to Class A common shareholders	(87,900)	(88,586)
Capital contributed by noncontrolling interests in consolidated ventures	65	—
Capital distributed to noncontrolling interests in consolidated ventures	(15)	(15)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(9,162)	(8,717)
Purchase of treasury stock	(29,652)	(10,475)
Net cash provided by (used in) financing activities	700,337	(254,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,367	(1,283,129)
Cash, cash equivalents and restricted cash at beginning of period	52,841	1,346,039
Cash, cash equivalents and restricted cash at end of period	$63,208	$62,910

Non-cash investing and financing activities:
Securities purchased, not settled	$109,981	$56,858
Repurchase of treasury stock, not settled	—	350
Repayments in transit of securities (other assets)	244	522
Repayment in transit of mortgage loans receivable held for investment (other assets)	(93)	(125)
Non-cash disposition of loans via foreclosure	(87,971)	(65,078)
Real estate and real estate held for sale acquired in settlement of mortgage loans receivable held for investment, net	87,971	65,078
Transfer of real estate, net into real estate held for sale	(4,455)	—
Dividends declared, not paid	31,447	31,357

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$41,776	$49,434
Restricted cash	21,432	13,476
Total cash, cash equivalents and restricted cash per the consolidated statement of cash flows	$63,208	$62,910

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (“Ladder,” “Ladder Capital,” and the “Company”) is an investment grade-rated, internally-managed U.S. real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2026, Ladder Capital Corp has a 100% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries, which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Reclassifications

During the quarter ended September 30, 2026, the Company revised the presentation of interest expense on its Consolidated Statements of Income. Interest expense associated with debt financing related to the Company's owned real estate, which was previously included within the Interest expense line used to calculate Net interest income, is now presented separately as “Interest expense on real estate” within Costs and expenses. This reclassification has also been applied to the Company’s Segment Reporting and Results of Operations for current and previous periods.

Management believes this presentation more clearly aligns the financing cost of the Company’s owned real estate with the operating results of that real estate — including Real estate operating income, real estate operating expenses, and depreciation and amortization — rather than combining it with interest expense associated with the Company's loan and securities portfolios, which Net interest income is intended to measure.

This reclassification increased previously reported Net interest income and Total costs and expenses by equal amounts and had no effect on Income (loss) before taxes, Net income, Total shareholders’ equity, or cash flows for any period presented. All prior periods presented herein have been conformed to the current presentation.

The amounts reclassified were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on real estate reclassified out of interest expense	$5,789	$6,373	$16,970	$19,695

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

3. MORTGAGE LOAN RECEIVABLES

September 30, 2026 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)(3)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,972,366	$2,948,828		7.47%	1.7
Mezzanine loans	2,704	2,698		11.66%	1.1
Total mortgage loans receivable	2,975,070	2,951,526		7.47%	1.7
Allowance for credit losses	N/A	(43,566)
Total mortgage loan receivables held for investment, net, at amortized cost	2,975,070	2,907,960
Mortgage loan receivables held for sale:
First mortgage loans	31,350	26,847	(4)	4.57%	6.3
Total	$3,006,420	$2,934,807	(5)	7.44%	1.8

(1)Includes the impact of interest rate floors. Term SOFR rates in effect as of September 30, 2026 are used to calculate weighted average yield for floating rate loans.
(2)Excludes two non-accrual loans with an amortized cost basis of $60.6 million. Refer to the “Non-Accrual Status” table below for further details.
(3)The remaining maturity is calculated based on the initial maturity. The weighted average extended maturity for all loans is 3.4 years.
(4)As a result of changes in prevailing rates, the Company recorded a lower of cost or market adjustment as of September 30, 2026. The adjustment was calculated using a 5.91% discount rate.
(5)Net of $20.0 million of deferred origination fees and other items as of September 30, 2026.

As of September 30, 2026, $2.7 billion, or 89.9%, of the outstanding face amount of the mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates linked to Term SOFR. Of this $2.7 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of September 30, 2026, $31.4 million, or 100%, of the outstanding face amount of the mortgage loan receivables held for sale were at fixed interest rates.

During the nine months ended September 30, 2026, the Company originated two loans with an amortized cost basis of $247.7 million as of September 30, 2026, to an unconsolidated entity in which the Company owns a 6.1% non-controlling equity interest. As of September 30, 2026, the loans are included in “Mortgage loans receivable” on the Company's consolidated balance sheet. During the nine months ended September 30, 2026, the Company recognized $8.1 million of interest income on the loans.

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

For the nine months ended September 30, 2026 and 2025, loan portfolio activity was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2025	$2,217,375	$(47,137)	$27,986
Origination of mortgage loan receivables (1)	1,234,639	—	25,202
Repayment of mortgage loan receivables	(419,514)	—	—
Proceeds from sales of mortgage loan receivables (2)	—	—	(26,231)
Non-cash disposition of loans via foreclosure	(87,971)	—	—
Net result from mortgage loan receivables held for sale (3)	—	—	(110)
Accretion/amortization of discount, premium and other fees	10,497	—	—
Charge-offs (4)	(3,500)	3,500	—
Release (addition) of provision for current expected credit loss, net (4)	—	71	—
Balance, September 30, 2026	$2,951,526	$(43,566)	$26,847

(1)Includes funding of commitments on existing mortgage loans.
(2)Excludes $78.7 million of proceeds received from the sale of a conduit mortgage loan collateralized by net leased properties in the Company’s real estate segment to a third-party securitization trust. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Upon the sale of the mortgage loan receivable to a third-party securitization trust (for cash), the related mortgage note is recognized as a financing transaction.
(3)Includes unrealized lower of cost or market adjustment of $1.1 million and realized gain on loans held for sale of $1.0 million.
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

(2)Includes reversal of unrealized lower of cost or market adjustment of $1.1 million and realized gain on loans held for sale of $3.6 million.
(3)Refer to the “Allowance for Credit Losses” table below for further detail.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for Credit Losses	2026	2025	2026	2025
Allowance for credit losses at beginning of period	$47,095	$52,166	$47,137	$52,323
Provision for (release of) current expected credit loss, net	(29)	(31)	(71)	(188)
Charge-offs (1)	(3,500)	—	(3,500)	—
Allowance for credit losses at end of period	$43,566	$52,135	$43,566	$52,135

(1) The 2026 charge-off related to a portion of one loan, which was determined to be non-recoverable during the three months ended September 30, 2026. The loan was collateralized by an office property in Minneapolis, Minnesota.

Current Expected Credit Loss

As of September 30, 2026, the Company had a $44.3 million allowance for current expected credit losses, of which $43.6 million pertained to mortgage loan receivables and $0.7 million related to unfunded commitments included in other liabilities in the consolidated balance sheet. During the three months ended September 30, 2026, the Company charged-off $3.5 million of allowance.

As of December 31, 2025, the Company had a $47.7 million allowance for current expected credit losses, of which $47.1 million pertained to mortgage loan receivables and $0.5 million related to unfunded commitments included in other liabilities in the consolidated balance sheet.

The provision for loan loss reserves for the three and nine months ended September 30, 2026 was $13 thousand and $0.1 million, driven by an increase in allowance associated with unfunded commitments on newly originated loans. The allowance represents continued uncertainty related to macroeconomic market conditions affecting commercial real estate.

The release of loan loss reserves for the three and nine months ended September 30, 2025 was $31 thousand and $0.2 million, respectively. The release recorded during the three and nine months ended September 30, 2025 was primarily due to continued uncertainty in macroeconomic market conditions affecting commercial real estate.

Non-Accrual Status (1)	September 30, 2026(2)	December 31, 2025(3)
Amortized cost basis of loans on non-accrual status	$60,574	$129,679

(1)As of September 30, 2026, $60.6 million of loans on non-accrual status were greater than 90 days past due. As of December 31, 2025, $123.9 million of loans on non-accrual status were greater than 90 days past due. For the nine months ended September 30, 2026, the Company did not recognize any interest income on these loans while on non-accrual status. For the nine months ended September 30, 2025, the Company recognized $4.0 million of interest income on non-accrual loans. As of December 31, 2025, there was one loan accruing income with an amortized cost basis of $4.6 million that was greater than 90 days past due.
(2)Comprised of one hotel loan, recently converted from a multi-family, with an amortized cost basis of $50.7 million and one office loan with an amortized cost basis of $9.9 million.
(3)Comprised of one multi-family loan with an amortized cost basis of $61.3 million, one hotel loan with an amortized cost basis of $11.9 million and one multi-family loan with an amortized cost basis of $50.7 million, and one office loan with an amortized cost basis of $5.8 million for which the Company determined no asset-specific reserves were necessary.

Management’s method for monitoring credit is the performance of a loan. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The primary credit quality indicator is reviewed by management on a quarterly basis. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of September 30, 2026 and December 31, 2025, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of September 30, 2026
Collateral Type	2026	2025	2024	2023	2022 and Earlier	Total
Multifamily	$765,099	$954,399	$48,935	$—	$10,170	$1,778,603
Office	294,058	56,635	—	—	288,760	639,453
Industrial	73,327	140,847	10,155	—	—	224,329
Mixed Use	23,684	61,176	—	—	33,098	117,958
Retail	47,582	14,890	—	—	—	62,472
Other	—	49,000	—	—	11,945	60,945
Hospitality	—	—	—	—	53,406	53,406
Self-Storage	14,360	—	—	—	—	14,360
Subtotal mortgage loans receivable	1,218,110	1,276,947	59,090	—	397,379	2,951,526
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (1)(2)	$1,218,110	$1,276,947	$59,090	$—	$397,379	$2,951,526

	Amortized Cost Basis by Origination Year as of December 31, 2025
Collateral Type	2025	2024	2023	2022	2021 and Earlier	Total (5)(6)
Multifamily	$959,214	$127,254	$14,648	$22,109	$111,575	$1,234,800
Office	50,895	—	—	55,950	484,565	591,410
Industrial	137,915	11,418	—	—	—	149,333
Mixed Use	79,244	—	—	—	33,111	112,355
Other	48,850	—	—	11,945	—	60,795
Retail	14,848	10,457	—	—	24,121	49,426
Hospitality	—	—	—	—	19,256	19,256
Subtotal mortgage loans receivable	1,290,966	149,129	14,648	90,004	672,628	2,217,375
Individually Impaired loans	—	—	—	—	—	—
Total mortgage loans receivable (3)(4)	$1,290,966	$149,129	$14,648	$90,004	$672,628	$2,217,375

(1)Not included above is $15.0 million of accrued interest receivable on all loans at September 30, 2026.
(2)For purposes of calculating the allowance for credit loss, one non-accrual loan collateralized by an office property utilized a valuation of the underlying collateral at September 30, 2026. The fair value was determined using the sales comparison and direct capitalization approaches. The Company utilized a capitalization rate of 11.5%. The key inputs used to determine fair value were determined to be Level 3 inputs. For the three months ended September 30, 2026, there was a $3.5 million charge-off of the allowance and as of September 30, 2026 the loan had an amortized cost basis of $9.9 million. In addition, one loan collateralized by a multi-family property utilized a valuation of the underlying collateral to calculate the allowance at September 30, 2026 and concluded no allowance was necessary.
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
(5)For purposes of calculating the allowance for credit loss, one loan collateralized by an office property, one loan collateralized by a hospitality property and two loans collateralized by multifamily properties utilized valuations of the underlying collateral to calculate the allowance at December 31, 2025.

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

Government National Mortgage Association (“GNMA”) interest-only and equity securities are recorded at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The following is a summary of the Company’s securities at September 30, 2026 and December 31, 2025 ($ in thousands):

September 30, 2026

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$2,263,509		$2,259,276	$2,435	$(5,355)	$2,256,356	(3)	130	AAA	5.34%	5.48%	2.92
CMBS interest-only(4)	156,902	(4)	249	—	(5)	244	(5)	4	AAA	1.13%	8.82%	0.20
GNMA interest-only(6)	24,750	(4)	83	84	(23)	144		13	AAA	0.74%	9.43%	3.81
Corporate bonds	9,250		9,236	—	(494)	8,742		1	N/A	8.50%	8.58%	1.90
Total debt securities	$2,454,411		$2,268,844	$2,519	$(5,877)	$2,265,486	(7)	148		5.35%	5.50%	2.92
Equity securities	N/A		15,752	—	(4,888)	10,864		7	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(70)	(70)
Total securities	$2,454,411		$2,284,596	$2,519	$(10,835)	$2,276,280		155

December 31, 2025

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses (1)	Carrying Value		# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$2,070,492		$2,069,307	$2,984	$(7,369)	$2,064,922	(3)	115	AAA	5.25%	5.31%	2.97
CMBS interest-only(4)	347,200	(4)	1,283	—	(8)	1,275	(5)	5	AAA	1.24%	8.63%	0.52
GNMA interest-only(6)	29,203	(4)	95	103	(31)	167		13	AAA	0.69%	9.24%	3.27
Agency securities	2		2	—	—	2		1	AAA	4.00%	3.04%	0.19
Corporate bonds	9,250		9,231	17	(8)	9,240		1	N/A	8.50%	8.58%	2.60
Total debt securities	$2,456,147		$2,079,918	$3,104	$(7,416)	$2,075,606	(7)	135		5.27%	5.33%	2.97
Equity securities	N/A		12,910	97	(308)	12,699		6	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$2,456,147		$2,092,828	$3,201	$(7,744)	$2,088,285		141

(1)Based on the Company’s analysis, including review of interest rate changes and current levels of subordination, among other factors, the unrealized loss positions on debt securities are determined to be due to market factors other than credit. As of September 30, 2026 and December 31, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
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
(3)As of September 30, 2026 and December 31, 2025, includes $7.7 million and $8.7 million, respectively, of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of September 30, 2026 and December 31, 2025, includes $24 thousand and $0.1 million, respectively, of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following tables summarize the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at September 30, 2026 and December 31, 2025 ($ in thousands):

September 30, 2026

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$120,647	$2,135,709	$—	$2,256,356
CMBS interest-only	244	—	—	244
GNMA interest-only	7	137	—	144
Corporate bonds	—	8,742	—	8,742
Total debt securities (1)	$120,898	$2,144,588	$—	$2,265,486

December 31, 2025

Asset Type	Within 1 year	1-5 years	5-10 years	Total
CMBS	$269,437	$1,795,485	$—	$2,064,922
CMBS interest-only	1,275	—	—	1,275
GNMA interest-only	23	144	—	167
Agency securities	2	—	—	2
Corporate bonds	—	9,240	—	9,240
Total debt securities (1)	$270,737	$1,804,869	$—	$2,075,606

During the three months ended September 30, 2026, the Company did not sell any equity securities. During the nine months ended September 30, 2026, the Company sold $11.2 million of equity securities. During the three and nine months ended September 30, 2025, the Company sold $9.5 million and $42.1 million of equity securities, respectively.

The following table summarizes the Company’s realized and unrealized gain (loss) on securities, included within “Fee and Other Income (Loss)” on the Company’s consolidated statements of income for the three and nine months ended September 30, 2026 and September 30, 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gain (loss) on securities (1)	$(4,376)	$2,032	$(1,599)	$3,061
Unrealized gain (loss) on securities	(2,889)	(176)	(4,738)	613
Total realized and unrealized gain (loss) on securities	$(7,265)	$1,856	$(6,337)	$3,674

(1)During the three months ended September 30, 2026, the Company established an allowance for credit loss of $4.5 million associated with a fixed-rate CMBS, which was charged-off during the quarter and included within Realized gain (loss) on securities.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Land	$204,380	$190,277
Building	589,144	659,616
In-place leases and other intangibles	100,712	116,303
Undepreciated real estate and related lease intangibles	894,236	966,196
Less: Accumulated depreciation and amortization	(240,084)	(262,659)
Real estate and related lease intangibles, net(1)	$654,152	$703,537

Below market lease intangibles, net (other liabilities)(2)	$(8,771)	$(22,679)

(1)There was unencumbered real estate of $331.9 million and $320.4 million as of September 30, 2026 and December 31, 2025, respectively.
(2)Below market lease intangibles is net of $7.4 million and $18.2 million of accumulated amortization as of September 30, 2026 and December 31, 2025, respectively.

During the three months ended September 30, 2026, the Company classified a retail property to real estate held for sale, net. This real estate is comprised of $2.0 million of land, $4.4 million of building, $1.0 million of in-place leases and other intangibles and $3.0 million of accumulated depreciation and amortization. The sale is anticipated to close in the fourth quarter of 2026.

As of December 31, 2025, the Company had no real estate and lease intangibles held for sale.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense(1)	$5,919	$6,250	$18,858	$18,766
Amortization expense	2,140	1,988	7,451	4,851
Total real estate depreciation and amortization expense	$8,059	$8,238	$26,309	$23,617

(1)Depreciation expense on the consolidated statements of income also includes $0.1 million of depreciation on corporate fixed assets for each of the three months ended September 30, 2026 and September 30, 2025, and $0.3 million of depreciation on corporate fixed assets for each of the nine months ended September 30, 2026 and September 30, 2025.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to the intangible assets ($ in thousands):

	September 30, 2026	December 31, 2025
Gross intangible assets(1)	$101,745	$116,303
Accumulated amortization	59,949	64,434
Net intangible assets	$41,796	$51,869

(1)Includes $4.5 million and $4.2 million of unamortized above market lease intangibles, which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(331)	$(189)	$(870)	$(439)
Increase in operating lease income for amortization of below market lease intangibles acquired	210	509	1,205	1,506
Total	$(121)	$320	$335	$1,067

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of September 30, 2026 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2026 (last three months)	$(101)	$2,481
2027	(438)	6,622
2028	(376)	5,011
2029	(140)	3,151
2030	102	2,846
Thereafter	5,212	18,377
Total	$4,259	$38,488

Rent Receivables

There were $4.7 million and $3.4 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Operating Lease Income & Tenant Reimbursements

The following table is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2026 ($ in thousands):

Period Ending December 31,	Amount
2026 (last three months)	$19,932
2027	72,245
2028	48,894
2029	45,731
2030	42,495
Thereafter	135,173
Total	$364,470

Tenant reimbursements, which consist of real estate taxes and utilities paid by the Company, which were reimbursable by the Company’s tenants pursuant to the terms of the lease agreements, were $1.6 million and $4.6 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.0 million for the three and nine months ended September 30, 2025, respectively. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Acquisitions

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the nine months ended September 30, 2026 and September 30, 2025, all acquisitions were determined to be asset acquisitions.

The Company acquired the following properties during the nine months ended September 30, 2026 ($ in thousands):

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
(5)In June 2026, the Company acquired an office property in Birmingham, AL through foreclosure of a mortgage loan receivable held for investment. The fair value of $8.3 million was determined by using the sales and direct capitalization approach with a capitalization rate of 11.0%, a Level 3 input. There was no gain or loss resulting from the foreclosure of the loan.

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

Sales

The Company sold the following property during the nine months ended September 30, 2026 ($ in thousands):

Sales Date	Type	Primary Location(s)	Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
August 2026	Office	Jacksonville, FL	$166,309	$100,682	$65,627	1
Totals			$166,309	$100,682	$65,627
The Company sold the following property during the nine months ended September 30, 2025 ($ in thousands):

Sales Date	Type	Primary Location(s)	Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2025	Retail	Jenks, OK	$13,079	$9,272	$3,807	1
Totals			$13,079	$9,272	$3,807

6. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2026 and December 31, 2025 are as follows ($ in thousands):

September 30, 2026

Debt Obligations	Committed Amount	Outstanding Principal Amount	Carrying Value(1)	Average Cost of Funds(2)	Current Maturity	Final Stated Maturity(3)	Carrying Value of Collateral (5)
Unsecured Revolving Credit Facility	$1,250,000	$508,000	$508,000	5.12%	12/20/2028	12/20/2029	N/A
Senior Unsecured Notes	N/A	2,220,904	2,206,414	5.29%	2027-2031	2027-2031	N/A
Term Loan Facility	275,000	275,000	275,000	5.00%	2/20/2029	2/20/2030	N/A
Total Unsecured Debt	$1,525,000	$3,003,904	$2,989,414				N/A

Loan Repurchase Facility	$220,000	$57,908	$57,908	5.26%	9/27/2028	9/27/2030	$72,108
Loan Repurchase Facility	300,000	—	—	—%	10/21/2026	10/21/2026	—
Loan Repurchase Facility	50,000	49,600	49,600	5.24%	4/30/2028	4/30/2031	61,540
Securities Repurchases	—	874,839	874,839	4.35%	Oct. 2026	Oct. 2026	959,361
Mortgage Debt	N/A	373,511	374,677	6.27%	2026-2034(4)	2027-2048	484,216
Total Debt Obligations, net	$2,095,000	$4,359,762	$4,346,438				$1,577,225

(1)Carrying Value excludes $8.0 million, $2.0 million and $1.5 million of unamortized deferred financing costs included in Other Assets related to the Revolving Credit Facilities, Term Loan Facility and Loan Repurchase facilities, respectively.
(2)Interest rates on floating rate debt reflect the applicable index in effect as of September 30, 2026. Excludes deferred financing costs.
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
Senior Unsecured Notes
As of September 30, 2026, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $587.0 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture. During the nine months ended September 30, 2026, the Company repurchased $12.5 million of the 2027 Notes, recognizing gain on bond repurchase of $0.1 million.

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
Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of September 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of September 30, 2026, the Company had $508.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of September 30, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of September 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of September 30, 2026, the Company had $275.0 million of outstanding borrowings on the Term Loan Facility.
Loan and Securities Repurchase Financing
As of September 30, 2026, the Company is party to three committed master repurchase agreements to finance its lending activities, totaling $570.0 million of credit capacity with $107.5 million of loan repurchase financing outstanding.

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

The Company has also entered into master repurchase agreements with several counterparties to finance real estate securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. As of September 30, 2026, the Company had $874.8 million of securities repurchase debt outstanding.

As of September 30, 2026, one loan repurchase facility was scheduled to mature within 30 days of September 30, 2026 and had no balance outstanding. No counterparties held collateral that exceeded the amounts borrowed under the related loan and securities repurchase agreements by more than $146.1 million, or 10% of the Company’s total equity.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $374.7 million and $388.2 million, including premiums and deferred financing costs of $1.2 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.5 million of premium amortization for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.5 million of premium amortization for the three and nine months ended September 30, 2025, respectively. During the three months ended September 30, 2026, the Company executed three new debt agreements. During the nine months ended September 30, 2026, the Company executed four new term debt agreements. During the three and nine months ended September 30, 2025, the Company executed no new term debt agreements.

Financial Covenants

Our borrowings under certain financing agreements are subject to financial covenants, including maximum leverage ratio limits, minimum net worth requirements, minimum liquidity requirements, minimum fixed charge coverage ratio requirements, and minimum unencumbered assets to unsecured debt requirements. The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as of September 30, 2026.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2026 (last three months)	$889,765
2027	620,826
2028	24,517
2029	1,177,694
2030	933,828
Thereafter	713,132
Subtotal	4,359,762
Debt issuance costs included in senior unsecured notes	(14,490)
Debt issuance costs included in mortgage loan financings	(1,639)
Net premiums included in mortgage loan financings (2)	2,805
Total	$4,346,438

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

7. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2026 and December 31, 2025 ($ in thousands):

September 30, 2026

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$91,000	$—	$—	0.04
Futures
5-year Treasury-Note Futures	2,900	348	—	0.25
Total derivatives	$93,900	$348	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

December 31, 2025

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month Term SOFR	$91,000	$1	$—	0.79
Futures
10-year Treasury-Note Futures	22,500	263	—	0.22
Total derivatives	$113,500	$264	$—

(1)Shown as derivative instruments in the accompanying consolidated balance sheet.

The following table summarizes the net realized gains (losses) and unrealized gains (losses) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Caps	$(1)	$—	$(1)	$(1)	$—	$(1)
Futures	233	257	490	86	957	1,043
Total	$232	$257	$489	$85	$957	$1,042

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(142)	$126	$(16)	$(450)	$504	$54
Futures	154	(66)	88	276	1,596	1,872
Options	—	(51)	(51)	—	(56)	(56)
Total	$12	$9	$21	$(174)	$2,044	$1,870

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

The Company is required to post initial margin and daily variation margin for its interest rate futures that are centrally cleared by CME. CME determines the fair value of the Company’s centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $36 thousand of cash margin as collateral for derivatives as of September 30, 2026, which is included in restricted cash in the consolidated balance sheets and $0.6 million cash margin as collateral for derivatives as of December 31, 2025.

8. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2026 and December 31, 2025. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of September 30, 2026 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$348	$—	$348	$—	$(36)	$312
Total	$348	$—	$348	$—	$(36)	$312

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of September 30, 2026 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$982,347	$—	$982,347	$982,347	$—	$982,347
Total	$982,347	$—	$982,347	$982,347	$—	$982,347

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial assets and derivative assets as of December 31, 2025 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$264	$—	$264	$—	$(574)	$(310)
Total	$264	$—	$264	$—	$(574)	$(310)

(1)Included in restricted cash on consolidated balance sheet.
The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2025 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$627,012	$—	$627,012	$627,012	$—	$627,012
Total	$627,012	$—	$627,012	$627,012	$—	$627,012

(1)Included in restricted cash on consolidated balance sheet.
Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2026 and December 31, 2025 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

9. EQUITY

Stock Repurchases

On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. As of September 30, 2026, the Company has a remaining amount available for repurchase of $83.8 million, which represents 7.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $8.73 per share on such date.

The following tables summarize the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2025		$90,580
Additional authorizations (2)		22,835
Repurchases paid:
January 1, 2026 - January 31, 2026	—	—
February 1, 2026 - February 28, 2026	477,536	(4,945)
March 1, 2026 - March 31, 2026	844,557	(8,470)
April 1, 2026 - April 30, 2026	11,431	(117)
May 1, 2026 - May 31, 2026	420,139	(4,199)
June 1, 2026 - June 30, 2026	371,211	(3,736)
July 1, 2026 - July 31, 2026	—	—
August 1, 2026 - August 31, 2026	62,273	(614)
September 1, 2026 - September 30, 2026	808,430	(7,555)
Authorizations remaining as of September 30, 2026		$83,779

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 21, 2026, the Board authorized repurchases up to $100.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2024		$67,604
Additional authorizations (2)		33,201
Repurchases paid:
January 1, 2025 - January 31, 2025	—	—
February 1, 2025 - February 28, 2025	—	—
March 1, 2025 - March 31, 2025	70,506	(805)
April 1, 2025 - April 30, 2025	—	—
May 1, 2025 - May 31, 2025	401,396	(4,151)
June 1, 2025 - June 30, 2025	234,094	(2,456)
July 1, 2025 - July 31, 2025	36,371	(397)
August 1, 2025 - August 31, 2025	43,020	(471)
September 1, 2025 - September 30, 2025	91,321	(1,017)
Authorizations remaining as of September 30, 2025		$91,508

(1)Amount excludes commissions paid associated with share repurchases.
(2)On April 23, 2025, the Board authorized repurchases up to $100.0 million in aggregate.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2026 and 2025:

Declaration Date	Dividend per Share
March 13, 2026	$0.23
June 15, 2026	0.23
September 15, 2026	0.23
Total	$0.69

March 14, 2025	$0.23
June 13, 2025	0.23
September 15, 2025	0.23
Total	$0.69

Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accumulated Other Comprehensive Income (Loss) beginning of period	$(4,613)	$(5,639)	$(4,135)	$(4,866)
Unrealized gain (loss) on securities, available for sale	(2,933)	4,131	(940)	3,570
Reclassification adjustment for (gain) loss included in net income (loss)	4,376	(1,831)	1,905	(2,043)
Accumulated Other Comprehensive Income (Loss) end of period	$(3,170)	$(3,339)	$(3,170)	$(3,339)

10. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of September 30, 2026, the Company consolidates two ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $76.0 million, and a single-tenant office building in Oakland County, MI with a book value of $8.7 million. The Company allocates income and loss and makes distributions from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

11. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2026 and 2025 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share amounts)	2026	2025	2026	2025
Basic and Diluted Net income (loss) available for Class A common shareholders	$65,865	$19,189	$83,057	$48,293
Weighted average shares outstanding:
Basic	124,098,939	125,339,188	124,738,287	125,587,121
Diluted	124,885,210	126,115,547	125,379,570	126,198,822

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2026 and 2025 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share amounts) (1)	2026	2025	2026	2025
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$65,865	$19,189	$83,057	$48,293
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,098,939	125,339,188	124,738,287	125,587,121
Basic net income (loss) per share of Class A common stock	$0.53	$0.15	$0.67	$0.38

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$65,865	$19,189	$83,057	$48,293
Diluted net income (loss) attributable to Class A common shareholders	65,865	19,189	83,057	48,293
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,098,939	125,339,188	124,738,287	125,587,121
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	786,271	776,359	641,283	611,701
Diluted weighted average number of shares of Class A common stock outstanding (2)(3)	124,885,210	126,115,547	125,379,570	126,198,822
Diluted net income (loss) per share of Class A common stock	$0.53	$0.15	$0.66	$0.38

(1)The Company applies the treasury stock method.
(2)There were no anti-dilutive shares for the three months ended September 30, 2026. There were 8,501 anti-dilutive shares for the nine months ended September 30, 2026.
(3)There were 15 and 11,251 anti-dilutive shares for the three and nine months ended September 30, 2025, respectively.

12. STOCK-BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock-based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$3,714	$3,049	$21,525	$17,260
Total Stock-Based Compensation Expense	$3,714	$3,049	$21,525	$17,260

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	$—	31,989	$11.16	2,702,022	$10.41	1,852,016	$11.67

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at September 30, 2026 and changes during 2026 of the Class A common stock and stock options of Ladder Capital Corp:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock Options
Nonvested/Outstanding at December 31, 2025	2,094,180	$12.42	184,028
Granted	2,702,022	10.41	—
Vested	(2,102,371)	10.83	—
Forfeited	(82,903)	10.37	—
Expired	—	—	(184,028)
Nonvested/Outstanding at September 30, 2026	2,610,928	$11.69	—

Exercisable at September 30, 2026			—

At September 30, 2026, there was $15.9 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 2.4 years, with a weighted average remaining vesting period of 2.0 years.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis or amortized cost/par, at September 30, 2026 and December 31, 2025 are as follows ($ in thousands):

September 30, 2026

						Weighted Average
Assets:	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
CMBS(1)	$2,263,509		$2,259,276	$2,256,356	Internal model	5.48%	2.92
CMBS interest-only(1)	156,902	(2)	249	244	Internal model	8.82%	0.20
GNMA interest-only(3)	24,750	(2)	83	144	Internal model	9.43%	3.81
Corporate bonds(1)	9,250		9,236	8,742	Internal model	8.58%	1.90
Equity securities(3)	N/A		15,752	10,864	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	2,975,070		2,951,526	2,950,101	Discounted Cash Flow(5)	7.47%	1.72
Mortgage loan receivables held for sale	31,350		26,847	26,847	Internal model, third-party inputs(6)	4.57%	6.34
Nonhedge derivatives(1)(7)	93,900		348	348	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	874,839		874,839	874,839	Cost plus Accrued Interest(8)	4.35%	0.05
Repurchase agreements - long-term	107,508		107,508	107,508	Discounted Cash Flow(8)	5.25%	4.20
Unsecured Revolving Credit Facility	508,000		508,000	508,000	(9)	5.12%	2.22
Term Loan Facility	275,000		275,000	275,000	(9)	5.00%	2.39
Mortgage loan financing	373,511		374,677	365,607	Discounted Cash Flow	6.27%	4.28
Senior unsecured notes	2,220,904		2,206,414	2,201,001	Internal model	5.29%	2.81

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $43.6 million at September 30, 2026.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2026 and December 31, 2025 ($ in thousands):

September 30, 2026

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$2,255,743		$—	$2,248,670	$—	$2,248,670
CMBS interest-only(1)	150,090	(2)	—	220	—	220
GNMA interest-only(3)	24,750	(2)	—	144	—	144
Corporate bonds(1)	9,250		—	8,742	—	8,742
Equity securities	N/A		10,864	—	—	10,864
Nonhedge derivatives(4)	93,900		348	—	—	348
			$11,212	$2,257,776	$—	$2,268,988

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$2,975,070		$—	$—	$2,950,101	$2,950,101
Mortgage loan receivable held for sale(6)	31,350		—	—	26,847	26,847
CMBS(7)	7,766		—	7,686	—	7,686
CMBS interest-only(7)	6,812		—	24	—	24
			$—	$7,710	$2,976,948	$2,984,658
Liabilities:
Repurchase agreements - short-term	$874,839		$—	$874,839	$—	$874,839
Repurchase agreements - long-term	107,508		—	107,508	—	107,508
Unsecured Revolving Credit Facility	508,000		—	—	508,000	508,000
Term Loan Facility	275,000		—	—	275,000	275,000
Mortgage loan financing	373,511		—	—	365,607	365,607
Senior unsecured notes	2,220,904		—	2,201,001	—	2,201,001
			$—	$3,183,348	$1,148,607	$4,331,955

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
(5)Balance does not include impact of allowance for current expected credit losses of $43.6 million at September 30, 2026.
(6)A lower of cost or market adjustment was recorded as of September 30, 2026.
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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $1.7 million and $4.9 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million and $2.1 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the Company’s net deferred tax assets (liabilities) were $(5.6) million and $(6.7) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(0.3) million and $(0.1) million for the three months ended September 30, 2026 and September 30, 2025, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $(1.1) million and $1.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2026, the tax years 2022-2025 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company's subsidiary entities is under audit in California for tax year 2023. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of September 30, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefits. As of September 30, 2026, the Company has not recognized interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

15. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose other than its loans to an entity in which it has a non-controlling equity interest as disclosed in Note 3, Mortgage Loan Receivables.

16. COMMITMENTS AND CONTINGENCIES

Lease

As of September 30, 2026, the Company had a $12.9 million lease liability and a $11.5 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. The right-of-use lease asset relates to the Company’s operating lease of an office space. Right-of-use lease assets initially equal the lease liability. The Company recognized operating expense of $0.8 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, in its consolidated statements of income relating to operating leases.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2026 are as follows ($ in thousands):

Period ending December 31,	Minimum Lease Payments
2026 (last three months)	$570
2027	2,232
2028	2,306
2029	2,409
2030	2,409
Thereafter	6,220
Total undiscounted cash flows	16,146
Present value discount (1)	(3,234)
Lease liabilities (2)	$12,912

(1)Lease liabilities were discounted at the Company's weighted average incremental borrowing rate, estimated at the time of lease commencement, for similar collateral, which was 6.62%. The remaining lease term is 6.8 years.
(2)The Company has a five-year extension option on its corporate headquarters office at 320 Park Avenue, New York, New York, which is not reflected in the total lease liability.

Unfunded Loan Commitments

As of September 30, 2026, the Company’s off-balance sheet arrangements consisted of $198.9 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding. 48% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2025, the Company’s off-balance sheet arrangements consisted of $93.4 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

17. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker (“CODM”), the Chief Executive Officer, reviews and manages the business. The CODM uses net income (loss) to measure segment operating performance. All of the Company’s expenses are reviewed regularly and are included in segment operating performance. These reportable segments include loans, securities, and real estate. The loans segment includes all of the Company’s activities related to mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment includes all of the Company’s activities related to securities, which include investments in CMBS, corporate bonds, and equity securities. The real estate segment includes all of the Company’s activities related to net leased properties, other diversified real estate and investments in unconsolidated ventures. Corporate/other includes cash and cash equivalents, senior unsecured notes, compensation and employee benefits, operating expenses, and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended September 30, 2026	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$53,359	$26,771	$18	$298	$80,446
Interest expense	(1,876)	(11,105)	—	(38,635)	(51,616)
Net interest income (expense)	51,483	15,666	18	(38,337)	28,830
(Provision for) release of loan loss reserves	(13)	—	—	—	(13)
Net interest income (expense) after provision for (release of) loan reserves	51,470	15,666	18	(38,337)	28,817
Other income (loss)
Real estate operating income	—	—	30,657	—	30,657
Net result from mortgage loan receivables held for sale (3)	(55)	—	—	(302)	(357)
Gain (loss) on real estate, net	—	—	65,627	—	65,627
Fee and other income	1,327	(6,853)	—	—	(5,526)
Net result from derivative transactions	—	128	(1)	362	489
Earnings (loss) from investment in unconsolidated ventures	—	—	(823)	—	(823)
Gain (loss) on extinguishment of debt	—	—	—	7	7
Total other income (loss)	1,272	(6,725)	95,460	67	90,074
Costs and expenses
Compensation and employee benefits	—	—	—	(16,174)	(16,174)
Operating expenses	—	—	—	(4,885)	(4,885)
Real estate operating expenses	—	—	(14,748)	—	(14,748)
Interest expense on real estate	—	—	(5,789)	—	(5,789)
Investment related expenses	(1,007)	—	(33)	(860)	(1,900)
Depreciation and amortization	—	—	(7,945)	(114)	(8,059)
Total costs and expenses	(1,007)	—	(28,515)	(22,033)	(51,555)
Income (loss) before taxes	51,735	8,941	66,963	(60,303)	67,336
Income tax (expense) benefit	—	—	—	(1,450)	(1,450)
Segment net income (loss)	$51,735	$8,941	$66,963	$(61,753)	$65,886

Total assets as of September 30, 2026	$2,934,807	$2,276,280	$699,212	$134,379	$6,044,678

Three months ended September 30, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$42,549	$28,272	$39	$908	$71,768
Interest expense	(766)	(4,267)	—	(32,572)	(37,605)
Net interest income (expense)	41,783	24,005	39	(31,664)	34,163
(Provision for) release of loan loss reserves	31	—	—	—	31
Net interest income (expense) after provision for (release of) loan reserves	41,814	24,005	39	(31,664)	34,194
Other income (loss)
Real estate operating income	—	—	26,666	—	26,666
Net result from mortgage loan receivables held for sale	(377)	—	—	—	(377)
Fee and other income	1,667	2,150	47	—	3,864
Net result from derivative transactions	—	—	(16)	37	21
Earnings (loss) from investment in unconsolidated ventures	—	—	(414)	—	(414)
Gain (loss) on extinguishment of debt	—	—	—	(106)	(106)
Total other income (loss)	1,290	2,150	26,283	(69)	29,654
Costs and expenses
Compensation and employee benefits	—	—	—	(11,552)	(11,552)
Operating expenses	—	—	—	(5,276)	(5,276)
Real estate operating expenses	—	—	(11,424)	—	(11,424)
Interest expense on real estate	—	—	(6,373)	—	(6,373)
Investment related expenses	(643)	(3)	(132)	(77)	(855)
Depreciation and amortization	—	—	(8,124)	(114)	(8,238)
Total costs and expenses	(643)	(3)	(26,053)	(17,019)	(43,718)
Income (loss) before taxes	42,461	26,152	269	(48,752)	20,130
Income tax (expense) benefit	—	—	—	(960)	(960)
Segment net income (loss)	$42,461	$26,152	$269	$(49,712)	$19,170

Total assets as of December 31, 2025	$2,198,224	$2,088,285	$748,006	$118,035	$5,152,550

Nine months ended September 30, 2026	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$152,117	$79,712	$67	$975	$232,871
Interest expense	(3,455)	(33,510)	—	(110,289)	(147,255)
Net interest income (expense)	148,662	46,202	67	(109,314)	85,616
(Provision for) release of loan loss reserves	(107)	—	—	—	(107)
Net interest income (expense) after provision for (release of) loan reserves	148,555	46,202	67	(109,314)	85,509
Other income (loss)
Real estate operating income	—	—	88,854	—	88,854
Net result from mortgage loan receivables held for sale (3)	170	—	—	(280)	(110)
Gain (loss) on real estate, net	—	—	65,627	—	65,627
Fee and other income	4,484	(5,041)	—	—	(557)
Net result from derivative transactions	—	128	(1)	915	1,042
Earnings (loss) from investment in unconsolidated ventures	—	—	(828)	—	(828)
Gain (loss) on extinguishment of debt	—	—	—	79	79
Total other income (loss)	4,654	(4,913)	153,652	714	154,107
Costs and expenses
Compensation and employee benefits	—	—	—	(50,758)	(50,758)
Operating expenses	—	—	—	(15,087)	(15,087)
Real estate operating expenses	—	—	(38,916)	—	(38,916)
Interest expense on real estate	—	—	(16,970)	—	(16,970)
Investment related expenses	(2,073)	(8)	(141)	(2,540)	(4,762)
Depreciation and amortization	—	—	(25,971)	(338)	(26,309)
Total costs and expenses	(2,073)	(8)	(81,998)	(68,723)	(152,802)
Income (loss) before taxes	151,136	41,281	71,721	(177,323)	86,814
Income tax (expense) benefit	—	—	—	(3,765)	(3,765)
Segment net income (loss)	$151,136	$41,281	$71,721	$(181,088)	$83,049

Total assets as of September 30, 2026	$2,934,807	$2,276,280	$699,212	$134,379	$6,044,678

Nine months ended September 30, 2025	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Net interest income
Interest income	$112,780	$71,497	$238	$14,315	$198,829
Interest expense	(14,154)	(5,299)	—	(90,032)	(109,485)
Net interest income (expense)	98,626	66,198	238	(75,717)	89,344
(Provision for) release of loan loss reserves	154	—	—	—	154
Net interest income (expense) after provision for (release of) loan reserves	98,780	66,198	238	(75,717)	89,498
Other income (loss)
Real estate operating income	—	—	74,214	—	74,214
Net result from mortgage loan receivables held for sale	4,700	—	—	—	4,700
Gain (loss) on real estate, net	—	—	3,807	—	3,807
Fee and other income	7,147	4,740	65	—	11,952
Net result from derivative transactions	1,301	—	55	514	1,870
Earnings (loss) from investment in unconsolidated ventures	—	—	(1,434)	—	(1,434)
Gain (loss) on extinguishment of debt	—	—	—	151	151
Total other income (loss)	13,148	4,740	76,707	665	95,260
Costs and expenses
Compensation and employee benefits	—	—	—	(41,874)	(41,874)
Operating expenses	—	—	—	(14,559)	(14,559)
Real estate operating expenses	—	—	(30,456)	—	(30,456)
Interest expense on real estate	—	—	(19,695)	—	(19,695)
Investment related expenses	(1,376)	(170)	(324)	(1,017)	(2,887)
Depreciation and amortization	—	—	(23,286)	(331)	(23,617)
Total costs and expenses	(1,376)	(170)	(73,761)	(57,781)	(133,088)
Income (loss) before taxes	110,552	70,768	3,184	(132,833)	51,670
Income tax (expense) benefit	—	—	—	(3,836)	(3,836)
Segment net income (loss)	$110,552	$70,768	$3,184	$(136,669)	$47,834

Total assets as of December 31, 2025	$2,198,224	$2,088,285	$748,006	$118,035	$5,152,550

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $40.6 million and $44.5 million as of September 30, 2026 and December 31, 2025, respectively. This segment also includes the Company’s capital improvements of real estate of $3.8 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any inter-segment eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s senior unsecured notes of $2.2 billion at September 30, 2026 and December 31, 2025. Corporate/Other segment also includes stock-based compensation expense within Compensation and employee benefits of $3.7 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, and $21.5 million and $17.3 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)The three and nine months ended September 30, 2026 include $0.3 million of realized gains from the sale of conduit mortgage loans collateralized by properties in the Company’s real estate segment that eliminate in consolidation.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $32.6 billion of commercial real estate loans from our inception in October 2008 through September 30, 2026. During this timeframe, we also acquired $17.1 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $2.2 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2026, we originated $17.0 billion of conduit loans, of which $17.0 billion were sold into 77 CMBS securitizations. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of senior unsecured notes and our unsecured revolving credit facility. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our initial public offering in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2026, our management team and directors held interests in our Company comprising 13% of our total equity. On average, our management team members have over 30 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, and Stephanie Lin, Assistant Secretary, are additional officers of Ladder.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following chart summarizes our investment portfolio as of September 30, 2026 ($ in thousands):

CRE
Equity
$902
15%
CRE
Securities
$2,276
37%
Cash & Cash
Equivalents
$42
<1%
CRE
Loans
$2,978
48%
$6.2B
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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans may be refinanced by us into a new conduit first mortgage loan upon property stabilization. As of September 30, 2026, we held a portfolio of 93 balance sheet first mortgage loans with an aggregate book value of $2.9 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.5% at September 30, 2026.

Other Commercial Real Estate-Related Loans. We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment.

Conduit First Mortgage Loans. We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $26.8 million at September 30, 2026.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “B-notes” in such loans or sell the loans as whole loans. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination. As of September 30, 2026, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balance and the “as-is” third-party FIRREA appraised value at origination, the loan-to-value ratio of the loan was 58.9% at September 30, 2026.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of September 30, 2026, and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.
Real Estate

Net Leased Commercial Real Estate Properties. As of September 30, 2026, we owned 148 single tenant net leased properties with an undepreciated book value of $438.0 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2026, our net leased properties comprised a total of 2.6 million square feet, 100% leased with an average age since construction of 8.1 years and a weighted average remaining lease term of 6.4 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the tenants in our net leased properties are necessity-based businesses. During the three months ended September 30, 2026, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of September 30, 2026, we owned 62 diversified commercial real estate properties throughout the U.S with an undepreciated book value of $463.8 million. During the three months ended September 30, 2026, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of September 30, 2026 ($ in millions):

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

As of September 30, 2026, the estimated fair value of our portfolio of CMBS investments totaled $2.3 billion in 130 CUSIPs ($17.4 million average investment per CUSIP). Included in the $2.3 billion of CMBS securities are $7.7 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 98.9% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of September 30, 2026:
As of September 30, 2026, our CMBS investments had a weighted average duration of 2.9 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2026, by property count and market value, respectively, 60.7% and 64.7% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 6.1% and 12.2%, by property count and market value, respectively, of the collateral located in the New York-Newark-Jersey City MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.6% to 5.7% by property count and 0.2% to 5.8% by market value.

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

Other Investments

Unconsolidated Ventures. From time to time we invest in real estate related ventures. As of September 30, 2026, the carrying value of our unconsolidated ventures was $40.6 million.

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

Senior Unsecured Notes

As of September 30, 2026, we had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $587.0 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). The Company currently guarantees the obligations under the Notes and the indenture. During the nine months ended September 30, 2026, the Company repurchased $12.5 million of the 2027 Notes, recognizing gain on bond repurchase of $0.1 million.

Due in large part to devoting such a large portion of our capital structure to equity and unsecured corporate bond debt, we maintain a $4.5 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of September 30, 2026.

Unsecured Revolving Credit Facilities

Our Unsecured Revolving Credit Facility is available on a revolving basis to finance our working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of September 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating and may range between 77.5 and 170 basis points. As of September 30, 2026, we had $508.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of September 30, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of September 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of September 30, 2026, the Company had $275 million in outstanding borrowings on the Term Loan Facility.

Committed Loan Financing Facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $570.0 million of credit capacity. As of September 30, 2026, we had $107.5 million of borrowings outstanding. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

We are a party to master repurchase agreements with several counterparties to finance our investments in securities. As of September 30, 2026, the Company had $874.8 million of securities repurchase debt outstanding. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess collateral.

Mortgage Loan Financing

We typically finance our real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $374.7 million, including premiums and deferred financing costs of $1.2 million as of September 30, 2026, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.5 million of premium amortization, which decreased interest expense for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, we executed four new term debt agreements to finance properties in our real estate portfolio with a carrying amount of $78.4 million. During the nine months ended September 30, 2025, the Company executed no new term debt agreements.

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

We were in compliance in all material respects with the covenants under our financing arrangements as described in this Quarterly Report as of September 30, 2026.

Results of Operations

A discussion regarding our results of operations for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 is presented below.

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended
	September 30, 2026	June 30, 2026	Difference
Net interest income
Interest income	$80,446	$78,204	$2,242
Interest expense	51,616	50,010	1,606
Net interest income (expense)	28,830	28,194	636
Provision for (release of) loan loss reserves, net	13	122	(109)
Net interest income (expense) after provision for (release of) loan loss reserves	28,817	28,072	745
Other income (loss)
Real estate operating income	30,657	30,906	(249)
Net result from mortgage loan receivables held for sale	(357)	174	(531)
Gain (loss) on real estate, net	65,627	—	65,627
Fee and other income (loss)	(5,526)	3,564	(9,090)
Net result from derivative transactions	489	203	286
Earnings (loss) from investment in unconsolidated ventures	(823)	252	(1,075)
Gain on extinguishment of debt	7	72	(65)
Total other income (loss)	90,074	35,171	54,903
Costs and expenses
Compensation and employee benefits	16,174	12,260	3,914
Operating expenses	4,885	5,108	(223)
Real estate operating expenses	14,748	12,909	1,839
Interest expense on real estate	5,789	5,607	182
Investment related expenses	1,900	1,706	194
Depreciation and amortization	8,059	9,343	(1,284)
Total costs and expenses	51,555	46,933	4,622
Income (loss) before taxes	67,336	16,310	51,026
Income tax expense (benefit)	1,450	1,749	(299)
Net income (loss)	$65,886	$14,561	$51,325

Investment Overview

Activity for the three months ended September 30, 2026 included fundings of $200.4 million and paydowns of $37.9 million, which contributed to a $161.0 million increase in commercial mortgage loans. Activity for the three months ended September 30, 2026 included securities purchases of $481.0 million, amortization and paydowns of $37.4 million and sales of $33.6 million, which contributed to a net increase in our securities portfolio of $403.8 million. Activity for the three months ended September 30, 2026 included $166.3 million of real estate sales.

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

Net Interest Income

The $2.2 million increase in interest income was primarily attributable to net originations within our loan portfolio. There was a $5.7 million decrease in average securities investments from the three months ended June 30, 2026 to three months ended September 30, 2026. The average balance was $2.1 billion for the three months ended September 30, 2026 and June 30, 2026. There was a $0.2 billion increase in average loan investments from $2.7 billion for the three months ended June 30, 2026 to $2.9 billion for the three months ended September 30, 2026.

The $1.6 million increase in interest expense was primarily attributable to an increase in usage of our Unsecured Corporate Revolver, our Term Loan Facility and our securities and loan repurchase facilities.

As of September 30, 2026 and June 30, 2026, the weighted average yield on our mortgage loan receivables was 7.4% and 7.2%, respectively. As of September 30, 2026, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.3%, compared to 5.1% as of June 30, 2026. As of September 30, 2026, we had outstanding borrowings secured by our mortgage loan receivables equal to 3.6% of the carrying value of our mortgage loan receivables, compared to 3.8% as of June 30, 2026.

As of September 30, 2026 and June 30, 2026, the weighted average yield on our securities was 5.5% and 5.2%, respectively. As of September 30, 2026 and June 30, 2026, the weighted average interest rate on borrowings against our securities was 4.4% and 4.1%, respectively. As of September 30, 2026, we had outstanding borrowings secured by our securities equal to 38.6% of the carrying value of our securities, compared to 44.4% as of June 30, 2026.

Real Estate Operating Income

The decrease of $0.2 million in real estate operating income during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 was primarily attributable to the sale of real estate that occurred during the quarter, for which there was a full quarter of operating income during the three months ended June 30, 2026. The decrease in real estate operating income was partially offset by the foreclosure of real estate that occurred during the quarter ended June 30, 2026, for which there was not a full quarter of operating income during the three months ended June 30, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the three months ended September 30, 2026, we recorded $0.4 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the three months ended June 30, 2026, we recorded $0.6 million of realized gains on the securitization of one conduit loan and $0.4 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The increase of $65.6 million of gain on real estate, net during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 was the result of one property sale for a gain of $65.6 million during the three months ended September 30, 2026 compared to no property sales during the three months ended June 30, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income (Loss)

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $9.1 million decrease in fee and other income was primarily due to a realized loss of $4.5 million associated with a fixed-rate CMBS and higher unrealized losses on securities for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026.

Net Result from Derivative Transactions

The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. Net result from derivative transactions of $0.5 million was comprised of a realized gain of $0.3 million and an unrealized gain of $0.2 million for the three months ended September 30, 2026. Net result from derivative transactions of $0.2 million was comprised of a realized gain of $0.5 million and an unrealized loss of $0.3 million for the three months ended June 30, 2026. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain during the three months ended September 30, 2026 was primarily related to movement in interest rates during the three months ended September 30, 2026.

Income (Loss) from Investment in Unconsolidated Ventures

Income (loss) from our investment in unconsolidated ventures totaled $(0.8) million and $0.3 million for the three months ended September 30, 2026 and June 30, 2026, respectively. The decrease in income from investment in unconsolidated ventures is primarily attributable to a decrease in property operations.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The increase of $3.9 million in compensation expense was primarily attributable to an increase in bonus accrual as a result of an increase in earnings for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026.

Real Estate Operating Expenses

The increase of $1.8 million in real estate operating expenses during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 was primarily attributable to the foreclosure of real estate that occurred in June 2026, for which there was not a full quarter of operating income during the three months ended June 30, 2026 and an increase in operations at our properties. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Interest expense on real estate

Our real estate portfolio is comprised of non-interest bearing assets; however, interest expense associated with debt financing related to the Company’s owned real estate is included in Interest expense on real estate. As of September 30, 2026 and June 30, 2026, the weighted average interest rate on mortgage borrowings against our real estate was 6.3% and 5.9%, respectively. As of September 30, 2026, we had outstanding borrowings secured by our real estate equal to 56.9% of the carrying value of our real estate, compared to 49.9% as of June 30, 2026.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan-related expenses. The increase during the three months ended September 30, 2026 as compared to June 30, 2026 of $0.2 million was primarily attributable to an increase in loan-related expenses.

Depreciation and Amortization

The $1.3 million decrease during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 in depreciation and amortization is primarily attributable to the sale of real estate, partially offset by the acquisition of real estate that occurred in June 2026, for which there was not a full quarter of depreciation and amortization during the three months ended June 30, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The decrease in expense during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 is primarily a result of changes in our income in our TRSs.

Results of Operations

A discussion regarding our results of operations for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is presented below.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine Months Ended September 30,
	2026	2025	Difference
Net interest income
Interest income	$232,871	$198,829	$34,042
Interest expense	147,255	109,485	37,770
Net interest income (expense)	85,616	89,344	(3,728)
Provision for (release of) loan loss reserves, net	107	(154)	261
Net interest income (expense) after provision for (release of) loan loss reserves	85,509	89,498	(3,989)
Other income (loss)
Real estate operating income	88,854	74,214	14,640
Net result from mortgage loan receivables held for sale	(110)	4,700	(4,810)
Gain (loss) on real estate, net	65,627	3,807	61,820
Fee and other income (loss)	(557)	11,952	(12,509)
Net result from derivative transactions	1,042	1,870	(828)
Earnings (loss) from investment in unconsolidated ventures	(828)	(1,434)	606
Gain on extinguishment of debt	79	151	(72)
Total other income (loss)	154,107	95,260	58,847
Costs and expenses
Compensation and employee benefits	50,758	41,874	8,884
Operating expenses	15,087	14,559	528
Real estate operating expenses	38,916	30,456	8,460
Interest expense on real estate	16,970	19,695	(2,725)
Investment related expenses	4,762	2,887	1,875
Depreciation and amortization	26,309	23,617	2,692
Total costs and expenses	152,802	133,088	19,714
Income (loss) before taxes	86,814	51,670	35,144
Income tax expense (benefit)	3,765	3,836	(71)
Net income (loss)	$83,049	$47,834	$35,215

Investment Overview

Activity for the nine months ended September 30, 2026 primarily included fundings of $1.3 billion, paydowns of $419.5 million, and proceeds from the sale of $26.2 million of two conduit loans, which contributed to a $736.6 million increase in commercial mortgage loans. Activity for the nine months ended September 30, 2026 included securities purchases of $1.1 billion, amortization and paydowns of $230.9 million and sales of $664.1 million, which contributed to a net increase in our securities portfolio of $188.0 million. Activity for the nine months ended September 30, 2026 included $166.3 million of real estate sales and $88.0 million of real estate acquired via foreclosure.

Activity for the nine months ended September 30, 2025 included fundings of $952.1 million and paydowns of $502.2 million, which contributed to a $330.3 million increase in commercial mortgage loans. Activity for the nine months ended September 30, 2025 included securities purchases of $1.5 billion, amortization and paydowns of $365.6 million and sales of $316.7 million, which contributed to a net increase in our securities portfolio of $859.7 million. In addition, we purchased $1.6 billion of short-term U.S. Treasury securities during the nine months ended September 30, 2025. The entire short-term U.S. Treasury securities portfolio, or $2.7 billion, matured or was sold during the nine months ended September 30, 2025.

Net Interest Income

The $34.0 million increase in interest income was primarily attributable to net originations within our loan portfolio and an increase in interest earned from CMBS securities due to net purchases, partially offset by lower interest income on short‑term U.S. Treasury securities, resulting from the sale and maturity of the full portfolio. There was a $1.0 billion increase in average loan investments from $1.7 billion for the nine months ended September 30, 2025 to $2.7 billion for the nine months ended September 30, 2026. There was a $0.4 billion increase in average securities investments from $1.7 billion for the nine months ended September 30, 2025 to $2.1 billion for the nine months ended September 30, 2026.

The $37.8 million increase in interest expense is primarily related to an increase in borrowings on our securities repurchase facilities and our Unsecured Corporate Revolver, and the issuance of our 2030 Notes and utilization of our Term Loan Facility, partially offset by the redemption of all outstanding obligations of LCCM 2021-FL2 and LCCM 2021-FL3, lower outstanding balances on our loan repurchase facilities and the payoff of mortgage loan debt.

As of September 30, 2026, the weighted average yield on our mortgage loan receivables was 7.4%, compared to 8.1% as of September 30, 2025. As of September 30, 2026, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.3%. As of September 30, 2025, we did not have any borrowings against our mortgage loan receivables. As of September 30, 2026 we had outstanding borrowings secured by our mortgage loan receivables equal to 3.6%.

As of September 30, 2026, the weighted average yield on our securities was 5.5%, compared to 5.7% as of September 30, 2025. As of September 30, 2026, the weighted average interest rate on borrowings against our securities was 4.4%, compared to 4.7% as of September 30, 2025. As of September 30, 2026, we had outstanding borrowings secured by our securities equal to 38.6% of the carrying value of our real estate securities, compared to 18.6% as of September 30, 2025.

Real Estate Operating Income

The increase of $14.6 million in real estate operating income was primarily attributable to real estate acquisitions that occurred subsequent to September 30, 2025 through September 30, 2026, partially offset by sales that occurred during the same period. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Net Result from Mortgage Loan Receivables Held for Sale

Net result from mortgage loan receivables held for sale includes unrealized losses on loans held for sale related to lower of cost or market adjustments and realized gains and losses from the sale of loans. During the nine months ended September 30, 2026, we recorded $1.0 million of realized gains on the sale of one conduit loan and securitization of one conduit loan and $1.1 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the nine months ended September 30, 2025, we sold one conduit loan for a gain of $3.6 million and we recorded $1.1 million of unrealized gains on loans related to lower of cost or market adjustments on our conduit loans. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Gain (Loss) on Real Estate, net

The increase of $61.8 million of gain on real estate, net during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was the result of one property sale for a gain of $65.6 million during the nine months ended September 30, 2026 compared to one property sale for a gain of $3.8 million during the nine months ended September 30, 2025. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further detail.

Fee and Other Income (Loss)

We generate fee income on the loans we originate and in which we invest and also include unrealized and realized gains and losses on securities within fee and other income. The $12.5 million decrease was primarily driven by a realized loss of $4.5 million on a legacy fixed-rate CMBS security and unrealized losses on securities and lower payoffs during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Net Result from Derivative Transactions

Net result from derivative transactions of $1.0 million was comprised of a realized gain of $0.9 million and an unrealized gain of $0.1 million for the nine months ended September 30, 2026. Net result from derivative transactions of $1.9 million was comprised of a realized gain of $2.0 million and an unrealized loss of $(0.1) million for the nine months ended September 30, 2025. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were primarily U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk. The net gain in 2026 was primarily related to changes in interest rates during the nine months ended September 30, 2026.

Loss from Investment in Unconsolidated Ventures

Loss from our investment in unconsolidated ventures totaled $0.8 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in income from investment in unconsolidated ventures is primarily attributable to acquisitions and an increase in property operations.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, stock-based compensation and other employee benefits. The increase of $8.9 million in compensation expense is primarily due to an increase in equity based compensation and an increase in the bonus accrual as a result of higher earnings for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Operating Expenses

Operating expenses are primarily comprised of professional fees, and lease, technology and administrative expenses. The increase of $0.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily related to an increase in information technology expenses and administrative expenses, partially offset by a decrease in professional fees.

Real Estate Operating Expenses

The increase of $8.5 million in real estate operating expenses was primarily attributable to real estate acquisitions that occurred subsequent to September 30, 2025 through September 30, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Interest expense on real estate

Our real estate portfolio is comprised of non-interest bearing assets; however, interest expense associated with debt financing related to the Company’s owned real estate is included in Interest expense on real estate. As of September 30, 2026, the weighted average interest rate on mortgage borrowings against our real estate assets was 6.3%, compared to 6.2% as of September 30, 2025. As of September 30, 2026 and September 30, 2025, we had outstanding borrowings secured by our real estate equal to 56.9% of the carrying value of our real estate.

Investment Related Expenses

Investment related expenses are comprised primarily of custodian fees, financing costs, servicing fees related to loans and other loan-related expenses. The increase during the nine months ended September 30, 2026 as compared to September 30, 2025 of $1.9 million was primarily attributable to an increase in loan-related expenses.

Depreciation and Amortization

The increase of $2.7 million in depreciation and amortization was primarily attributable to real estate foreclosures that occurred subsequent to September 30, 2025 through September 30, 2026. Refer to Note 5, Real Estate and Related Lease Intangibles, Net, for further details.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to business units held in our TRSs. The decrease in expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily a result of changes in our income in our TRSs.

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

Cash Flows

We held cash and cash equivalents of $41.8 million and restricted cash of $21.4 million as of September 30, 2026. We held cash and cash equivalents of $38.0 million and restricted cash of $14.9 million as of December 31, 2025.

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$42,314	$41,656
Net cash provided by (used in) investing activities	(732,284)	(1,070,767)
Net cash provided by (used in) financing activities	700,337	(254,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,367	$(1,283,129)

Nine months ended September 30, 2026

We experienced a net increase in cash, cash equivalents and restricted cash of $10.4 million for the nine months ended September 30, 2026, reflecting cash provided by operating activities of $42.3 million, cash used in investing activities of $(732.3) million and cash provided by financing activities of $700.3 million.

Net cash provided by operating activities of $42.3 million was primarily driven by net interest income and net operating income on our real estate portfolio.

Net cash used in investing activities of $(732.3) million was driven by $(1.2) billion of origination of mortgage loans held for investment and $(979.3) million in purchases of securities, partially offset by $419.4 million of repayments from mortgage loan receivables, $230.6 million in repayments on securities and $664.1 million of proceeds from sale of securities.

Net cash provided by financing activities of $700.3 million was primarily as a result of net borrowings of $832.6 million, $(87.9) million of dividend payments, $(9.2) million payment to satisfy minimum federal and state tax withholdings on restricted stock, $(29.7) million purchase of treasury stock, and $(5.6) million in deferred financing cost paid.

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

Unencumbered Assets

As of September 30, 2026, we held unencumbered cash and cash equivalents of $41.8 million, unencumbered loans of $2.8 billion, unencumbered securities of $1.2 billion, unencumbered real estate of $331.9 million and $111.8 million of other assets not encumbered by any portion of secured indebtedness. As of December 31, 2025, we held unencumbered cash and cash equivalents of $38.0 million, unencumbered loans of $2.2 billion, unencumbered securities of $1.4 billion, unencumbered real estate of $320.4 million and $109.7 million of other assets not encumbered by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2026 are set forth in the table below ($ in thousands):

September 30, 2026
Senior unsecured notes(1)	$2,206,414
Unsecured Revolving Credit Facility	508,000
Loan repurchase facilities	107,508
Uncommitted securities repurchase facilities	874,839
Mortgage debt(2)	374,677
Term Loan Facility	275,000
Total debt obligations, net	$4,346,438

(1)Presented net of unamortized debt issuance costs of $14.5 million as of September 30, 2026.
(2)Presented net of unamortized debt issuance costs of $1.6 million and net of premiums of $2.8 million as of September 30, 2026.

The Company’s repurchase agreements include financial covenants, including minimum net worth requirements, minimum liquidity levels, maximum leverage ratios and minimum fixed charge or interest coverage ratios. The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as of September 30, 2026 and December 31, 2025. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.
Senior Unsecured Notes

As of September 30, 2026, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $587.0 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”), $633.9 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes”), $500.0 million in aggregate principal amount of 5.50% senior notes due 2030 (the “2030 Notes”) and $500.0 million in aggregate principal amount of 7.00% senior notes due 2031 (the “2031 Notes,” collectively with the 2027 Notes, the 2029 Notes, and the 2030 Notes, the “Notes”). During the nine months ended September 30, 2026, the Company repurchased $12.5 million of the 2027 Notes, recognizing gain on bond repurchase of $0.1 million.

As of December 31, 2025, the Company had $2.2 billion of senior unsecured notes outstanding. These unsecured financings were comprised of $599.5 million in aggregate principal amount of the 2027 Notes, $633.9 million in aggregate principal amount of the 2029 Notes, $500.0 million in aggregate principal amount of the 2030 Notes and $500.0 million in aggregate principal amount of the 2031 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company guarantees the obligations under the Notes and the indenture. The Company was in compliance in all material respects with the covenants of the Notes as of September 30, 2026 and December 31, 2025. The Notes are presented net of unamortized debt issuance costs of $14.5 million and $18.2 million as of September 30, 2026 and December 31, 2025, respectively.
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

Unsecured Revolving Credit Facilities
The Company’s Unsecured Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On February 20, 2026, the Company increased the aggregate maximum borrowing amount of the Unsecured Revolving Credit Facility to $1.25 billion. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to term SOFR plus a margin of 125 basis points as of September 30, 2026. The margin for borrowings is subject to adjustment based on the Company’s credit rating and may range between 77.5 and 170 basis points. As of September 30, 2026, the Company had $508.0 million in outstanding borrowings on the Unsecured Revolving Credit Facility.

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

In September 2025, the Company entered into an unsecured Money Market Borrowing Arrangement to provide short-term financing up to $100 million. The arrangement has a five-year term. No borrowing on this facility is permitted over a quarter end date, and as such, no balance was utilized under this arrangement as of September 30, 2026.

Term Loan Facility

On February 20, 2026, the Company entered into an amendment to its existing Unsecured Revolving Credit Facility agreement, which, among other things, established a new unsecured delayed draw term loan facility (the “Term Loan Facility”) that permits borrowings of up to $275.0 million. The amended credit agreement permits additional issuances of term loans of up to an aggregate of $500.0 million under a new accordion feature for term loan facilities. Borrowings under the Term Loan Facility bear interest at a rate equal to term SOFR plus a margin of 140 basis points as of September 30, 2026. The margin for borrowings is subject to adjustment based on the Company's credit rating. The Term Loan Facility has a draw period through February 20, 2027 and a fully extended maturity date of February 20, 2030. As of September 30, 2026, the Company had $275.0 million of outstanding borrowings on the Term Loan Facility.

Committed Loan Financing Facilities

The Company is a party to multiple committed loan repurchase agreement facilities, totaling $570.0 million of credit capacity as of September 30, 2026. As of September 30, 2026, the Company had $107.5 million in borrowings outstanding. As of December 31, 2025, the Company did not have any borrowings outstanding. Assets pledged as collateral under these facilities are generally limited to first lien whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans.

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

Securities Repurchase Financing

The Company is a party to master repurchase agreements with several counterparties to finance its investments in securities. The securities that serve as collateral for these borrowings are typically highly liquid AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional collateral. If the estimated market value of the collateral subsequently increases, the Company has the right to call back excess collateral. As of September 30, 2026, the Company had $874.8 million of securities repurchase debt outstanding.

Mortgage Loan Financing

The Company typically finances its real estate investments with long-term, non-recourse mortgage financing. These mortgage loans have carrying amounts of $374.7 million and $388.2 million, including premiums and deferred financing costs of $1.2 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.5 million of premium amortization, which decreased interest expense for each of the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, we executed four new term debt agreements to finance a property in our real estate portfolio with a carrying amount of $78.4 million. During the nine months ended September 30, 2025, the Company executed no new term debt agreements.
Stock Repurchases

On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2026, the Company has a remaining amount available for repurchase of $83.8 million, which represents 7.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $8.73 per share on such date. Refer to Note 9, Equity, to our consolidated financial statements included elsewhere in this Quarterly Report, for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2026 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2025		$90,580
Additional authorizations (2)		22,835
Repurchases paid:
January 1, 2026 - January 31, 2026	—	—
February 1, 2026 - February 28, 2026	477,536	(4,945)
March 1, 2026 - March 31, 2026	844,557	(8,470)
April 1, 2026 - April 30, 2026	11,431	(117)
May 1, 2026 - May 31, 2026	420,139	(4,199)
June 1, 2026 - June 30, 2026	371,211	(3,736)
July 1, 2026 - July 31, 2026	—	—
August 1, 2026 - August 31, 2026	62,273	(614)
September 1, 2026 - September 30, 2026	808,430	(7,555)
Authorizations remaining as of September 30, 2026		$83,779

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

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $419.4 million for the nine months ended September 30, 2026 and $604.1 million for the nine months ended September 30, 2025. Repayment of real estate securities provided net cash of $230.6 million for the nine months ended September 30, 2026, and $364.8 million for the nine months ended September 30, 2025.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $26.2 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2026. There were $66.8 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2025.

Proceeds from the Sale of Securities

We sell our investments in CMBS, including CRE CLOs, corporate bonds, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $664.1 million for the nine months ended September 30, 2026, and $316.7 million for the nine months ended September 30, 2025.

Proceeds from the Sale of Real Estate

There were $166.3 million of proceeds from sales of real estate, net of closing costs for the nine months ended September 30, 2026. There were $13.1 million of proceeds from sales of real estate, net of closing costs for the nine months ended September 30, 2025.

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

Contractual Obligations

Contractual obligations as of September 30, 2026 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior unsecured notes	$586,985	$633,919	$1,000,000	$—	$2,220,904
Unsecured Revolving Credit Facility & Term Loan Facility	—	—	783,000	—	783,000
Secured financings	914,538	63,617	295,203	82,500	1,355,858
Interest payable (2)	114,213	195,801	101,836	15,639	427,489
Other funding obligations (3)	13,727	80,366	9,305	—	103,398
Operating lease obligations	2,050	4,655	4,818	4,623	16,146
Total	$1,631,513	$978,358	$2,194,162	$102,762	$4,906,795

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
(2)Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2026 to determine the future interest payment obligations.
(3)Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2026. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date. This amount excludes $95.5 million of future funding commitments that require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching a pre-determined net operating income which may or may not be achieved.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of September 30, 2026, our off-balance sheet arrangements consisted of $198.9 million of unfunded commitments of mortgage loan receivables held for investment. 48% of these unfunded commitments require the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2025, our off-balance sheet arrangements consisted of $93.4 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3, Mortgage Loan Receivables, to our consolidated financial statements included elsewhere in this Quarterly Report. The provision for (release of) loan loss reserves for the three months ended September 30, 2026 and September 30, 2025 was $13.0 thousand and $(31.0) thousand, respectively, and $107.0 thousand and $(0.2) million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The allowance for loan losses at September 30, 2026 and December 31, 2025 was $44.3 million and $47.7 million, respectively. The allowance includes $0.7 million and $0.5 million of reserves for unfunded commitments at September 30, 2026 and December 31, 2025, respectively. The estimate is sensitive to the assumptions used to represent future expected economic conditions.
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

Identified Intangible Assets and Liabilities

We record intangible assets and liabilities acquired at their relative fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of September 30, 2026 and December 31, 2025, all such acquired intangible assets and liabilities have finite lives. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable, we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

There was one property classified as held for sale as of September 30, 2026. There were no properties held for sale as of December 31, 2025. We did not record any impairments of real estate for the nine months ended September 30, 2026 or September 30, 2025.

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

Reconciliation of Non-GAAP Financial Measures

Distributable Earnings

The Company utilizes distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP measures certain non-cash expenses and unrealized results as well as eliminating timing differences related to conduit securitization gains or losses and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations because management believes that it may be a useful performance measure; and (ii) because our board of directors considers distributable earnings in determining the amount of quarterly dividends. In addition, we believe it is useful to present distributable earnings prior to charge-offs of allowance for credit losses on loans to reflect our direct operating results and help existing and potential future holders of our Class A common stock assess the performance of our business excluding such charge-offs. Distributable earnings prior to charge-offs of allowance for credit losses is used as an additional performance metric to consider when declaring our dividends.

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

As more fully discussed in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report, we invest in certain securities that are recorded at fair value with changes in fair value recorded in current period earnings. For purposes of distributable earnings, we exclude the impact of unrealized gains and losses associated with these securities and include realized gains and losses in connection with any disposition of securities. Distributable earnings includes declines in fair value determined to be credit related if the decline is determined to be non-recoverable and the loss to be nearly certain to be eventually realized. In those cases, a credit loss is included in distributable earnings for the period in which such determination was made.

We include adjustments for unrealized provision for loan losses and real estate impairment. For purposes of distributable earnings, management recognizes realized losses on loans and real estate in the period in which the asset is sold or when the Company determines such amounts are no longer realizable and deemed non-recoverable.

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings (in thousands):

	Three Months Ended
	September 30,	June 30,
	2026	2026
Income (loss) before taxes	$67,336	$16,310
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(21)	27
Our share of real estate depreciation, amortization and real estate sale adjustments (1)	(26,111)	10,354
Adjustments for derivative results and loan sale activity (2)	347	430
Unrealized (gain) loss on securities	2,889	(81)
Adjustment for impairment (3)	13	122
Non-cash stock-based compensation	3,714	3,652
Distributable earnings prior to charge-off of allowance for credit losses	$48,167	$30,814
Charge-off of allowance for credit losses (3)	(3,500)	—
Distributable earnings	$44,667	$30,814

(1)
The following is an unaudited reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments and adjustments to (earnings) loss from investment in unconsolidated ventures ($ in thousands):

		Three Months Ended
		September 30,	June 30,
		2026	2026
	Total GAAP depreciation and amortization	$8,059	$9,343
	Depreciation and amortization related to non-rental property fixed assets	(113)	(113)
	Non-controlling interests in consolidated ventures’ share of depreciation and amortization	(130)	(126)
	Our share of operating lease income from above/below market lease intangible amortization	121	(227)
	Our share of real estate depreciation and amortization and real estate adjustments	7,937	8,877
	Adjustments for accumulated depreciation and amortization on real estate sold and held-for-sale (a)	(34,936)	—
	Adjustment for (earnings) loss from investments in unconsolidated ventures (b)	888	1,477
	Our share of real estate depreciation, amortization and real estate sale adjustments	$(26,111)	$10,354

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
		Three Months Ended
		September 30,	June 30,
		2026	2026
	GAAP realized gain/(loss) on sale of real estate, net	$65,627	$—
	Adjusted (gain)/loss real estate sold and held-for-sale for purposes of distributable earnings	(30,691)	—
	Adjustments for accumulated depreciation and amortization on real estate sold and held-for-sale (1)	$34,936	$—

	(1) During the three months ended September 30, 2026, the Company sold an office property in Jacksonville, FL and adjusted the gain on sale by $34.3 million representing previously recognized depreciation and amortization. In addition, the Company classified a retail property in Carmel, NY as held-for-sale. The property is in contract to sell at an amount in excess of our GAAP net book value, and after adjusting for our share of previously recognized depreciation and amortization, the Company recorded a $0.6 million impairment for distributable earnings.

	(b) The three months ended September 30, 2026 adjusts for GAAP earnings from investment in unconsolidated ventures of $823 thousand and includes an income distribution of $65 thousand. The three months ended June 30, 2026 adjusts for GAAP earnings from investment in unconsolidated ventures of $(252) thousand and includes an income distribution of $1.7 million.

(2)
The following is an unaudited reconciliation of GAAP net results from derivative transactions to our adjustments for derivative results and loan sale activity within distributable earnings ($ in thousands):

		Three Months Ended
		September 30,	June 30,
		2026	2026
	GAAP net results from derivative transactions	$(489)	$(203)
	Realized results of loan sales, net (a)	309	41
	Unrealized lower of cost or market adjustments related to loans held for sale	357	423
	Amortization of (premium)/discount on mortgage loan financing included in interest expense on real estate	(250)	(141)
	Recognized derivative results	420	310
	Adjustments for derivative results and loan sale activity	$347	$430

(a) The three months ended September 30, 2026 includes realized gain from sales of conduit mortgage loans collateralized by properties in our real estate segment of $0.3 million. The three months ended June 30, 2026 includes realized loss from sales of conduit mortgage loans collateralized by net lease properties in our real estate segment of $21 thousand and net hedge related gains on such mortgage loan sales of $62 thousand.

(3)	During the three months ended September 30, 2026, the Company recorded a provision of loan loss reserves of $13 thousand and determined a portion of the allowance for loan loss to be non-recoverable and charged-off $3.5 million.

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2026 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on September 30, 2026, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(27,647)	$4,203
Increase by 1.00%	32,441	(4,188)

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

Our mortgage loan receivable portfolio’s low weighted average loan-to-value, based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, of 68.4% as of September 30, 2026 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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
The Company was in compliance in all material respects with the covenants under the Company’s financing arrangements as described in this Quarterly Report as of September 30, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the three months ended September 30, 2026 to the risk factors in Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended September 30, 2026 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	—	$—	—	$91,948
August 1, 2026 - August 31, 2026	62,273	9.86	62,273	91,334
September 1, 2026 - September 30, 2026	808,430	9.35	808,430	83,779
Total	870,703	$9.38	870,703	$83,779

(1)On April 21, 2026, the board of directors authorized the repurchase of $100.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the April 23, 2025 authorization from $77.2 million to $100.0 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

LADDER CAPITAL CORP
(Registrant)

Date: October 23, 2026	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: October 23, 2026	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer